Form 10-K
period 2019-12-31
Gores Metropoulos, Inc.
filed 2020-03-13
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of June 28, 2019, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 28, 2019) was approximately $402.8 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 13, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

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

As of December 31, 2019, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our Sponsor is currently Sponsoring another blank check company, Gores Holdings IV, which may seek to complete a Business Combination in any industry or location. Further, one of our directors, Mr. Bort, serves as a director of Gores Holdings IV and Mr. McBride, our Chief Financial Officer, serves as the Chief Financial Officer of Gores Holdings IV. Any such companies, including Gores Holdings IV, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination.

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

Redemption Rights For Public Stockholders Upon Completion of a Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2019 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission (the “Deferred Discount”) totaling $14,000,000 that we will pay to the underwriter. Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our Business Combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,365,240 of proceeds held outside the Trust Account as of December 31, 2019, following completion of the Public Offering, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

As of December 31, 2019, we had access to up to approximately $1,365,240, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our Sponsor is currently sponsoring another blank check company, Gores Holdings IV, which may seek to complete a Business Combination in any industry or location. Further, one of our directors, Mr. Bort, serves as a director of Gores Holdings IV and Mr. McBride, our Chief Financial Officer, serves as the Chief Financial Officer of Gores Holdings IV. Any such companies, including Gores Holdings IV, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months after the IPO Closing Date. We may not be able to find a suitable target business and complete our

Business Combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our regulatory compliance requirements and other costs related thereto, subject to an annual limit of $750,000, for a maximum of 24 months (a “Regulatory Withdrawal”) and/or additional amounts necessary to pay our franchise and income taxes less up to $100,000 of such net interest to pay dissolution expenses divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share’’ and other risk factors below.

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

As of December 31, 2019, we have $1,365,240 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the IPO Closing Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Of the net proceeds from our Public Offering and the sale of the Private Placement Warrants, only $1,365,240 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our Regulatory Withdrawals and/or additional amounts necessary to pay our franchise and income tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. We have not asked or Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our Regulatory Withdrawals and/or additional amounts necessary to pay our franchise and income tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in our Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

Information regarding performance by, or businesses associated with, Gores and Mr. Metropoulos and each of their affiliates is presented for informational purposes only. Past performance by Gores and Mr. Metropoulos and by each of their management teams and affiliates, including with respect to each of Gores Holdings, Gores Holdings II, Gores Holdings III, and Gores Holdings IV is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of Gores, Mr. Metropoulos or either of our management teams’ or Gores Holdings’, Gores Holdings II’s, Gores Holdings III’s, or and Gores Holdings IV’s performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in Gores or any other business associated with Mr. Metropoulos.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock, 20,000,000 shares of Class F common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, following completion of the Public Offering, there were 160,000,000 and 10,000,000 authorized but unissued shares of Common Stock and Class F common stock available, respectively, for issuance, which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the outstanding Class F common stock. Shares of Class F common stock are convertible into shares of our Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Common Stock or equity-linked securities related to our Business Combination. Shares of Class F common stock are also convertible at the option of the holder at any time. As of December 31, 2019, there were no shares of preferred stock issued and outstanding.

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

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our Sponsor is currently sponsoring another blank check company, Gores Holdings IV, which may seek to complete a Business Combination in any industry or location. Further, one of our directors, Mr. Bort, serves as a director of Gores Holdings IV and Mr. McBride, our Chief Financial Officer, serves as the Chief Financial Officer of Gores Holdings IV. Any such companies, including Gores Holdings IV, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination.

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

As of December 31, 2019, the net proceeds from our Public Offering and the sale of the Private Placement Warrants provided us with approximately $386,000,000 that we may use to complete our Business Combination and pay related fees and expenses (excluding $14,000,000 of Deferred Discount being held in the Trust Account).

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

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet identified any target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or additional amounts necessary to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify), and our Warrants will expire worthless.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Common Stock and Warrants as reported on the NASDAQ for the Year Ended December 31, 2019:

	Units (GMHIU)		Common Stock (GMHI)		Warrants (GMHIW)
Year ended December 31, 2019:	High	Low	High	Low	High	Low
Quarter ended March 31, 2019	$10.25	$10.12	$9.81	$9.75	$1.40	$1.30
Quarter ended June 30, 2019	$10.50	$10.19	$10.28	$9.79	$1.35	$1.15
Quarter ended September 30, 2019	$10.63	$10.47	$10.34	$10.02	$1.42	$1.28
Quarter ended December 31, 2019	$10.75	$10.58	$10.20	$10.05	$1.54	$1.25
(a)	Holders

As of March 13, 2020, there was one holder of record of our Units, one holder of record of our separately traded shares of Common Stock, four holders of record of our Class F common stock, and two holders of record of our separately traded Warrants.

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

The graph below compares the cumulative total return for our Units for the Year Ended December 31, 2019 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ.

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

Through December 31, 2019, we incurred $8,865,105 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 31, 2019 which was filed with the SEC.

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

As of December 31, 2019, $400,000,000 was held in the Trust Account, and we had approximately $1,365,240 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Income Statement Data:

	Year ended	For the Period from
	December 31,	August 28, 2018 (inception)
	2019	to December 31, 2018
Professional fees and other expenses	(620,871)	(20,554)
State franchise taxes, other than income tax	(200,000)	(1,431)
Loss from operations	(820,871)	(21,985)
Other income - interest income	7,707,654	—
Net income/(loss) before income taxes	$6,886,783	$(21,985)
Income tax - current	(1,443,960)	—
Income tax - deferred	2,353	—
Net income/(loss) attributable to common shares	$5,445,176	$(21,985)

Per Share Data:

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.16	$-
Class F ordinary shares - basic and diluted	$(0.05)	$(0.00)

Balance Sheet Data:

	As of	As of
	December 31, 2019	December 31, 2018
Working capital(1)	$145,774	$3,015
Total assets(2)	407,938,951	489,864
Total liabilities	15,355,865	486,849
Stockholders’ equity	5,448,326	3,015

(1)

Includes $1,365,240 and $52,489 in cash held outside of the Trust Account, plus $138,752 and $437,375 of other assets, less $1,355,865 and $486,849 of current liabilities as of December 31, 2019 and 2018, respectively.

(2)

Includes $406,434,959 and $0 held in the Trust Account, plus $1,365,240 and $52,489 in cash held outside of the Trust Account, plus $138,752 and $437,375 of other assets as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the total assets amount includes $406,434,959 being held in the Trust Account, $392,434,959 of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K (with $14,000,000 in deferred underwriting fees payable upon consummation of a Business Combination) and the remaining $1,503,992 being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)).

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

Overview

We are a blank check company incorporated on August 28, 2018 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on February 5, 2019.  As of December 31, 2019, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target.

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

Results of Operations

For the calendar year ended December 31, 2019 and the period from August 28, 2018 (inception) to December 31, 2018, we had a net income/(loss) $5,445,176 and ($21,985), respectively. Subsequent to December 31, 2019, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by February 5, 2021. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying financial statements, as of December 31, 2019 and 2018, we had $1,365,240 and $52,489, respectively, in cash, and deferred offering costs of $0 and $437,375, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On February 5, 2019, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,055,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering.  Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or additional amounts necessary to pay our franchise and income taxes.

On October 18, 2018, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2019, our Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Public Offering. The carrying amount of the Notes approximates fair value because of their short maturity. These Notes were repaid in full upon the completion of the Public Offering.

As of December 31, 2019 and 2018, we had cash held outside of the Trust Account of $1,365,240 and $52,489, respectively, which is available to fund our working capital requirements.

As of December 31, 2019 and 2018, the Company had current liabilities of $1,355,865 and $486,849, respectively and working capital of $145,774 and $3,015, respectively, largely due to amounts owed to professionals, consultants, advisors and others who were working on organizational and Public Offering matters. Subsequent to our Public Offering work on seeking a Business Combination began, and expenses are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2019.

Contractual obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at December 31, 2019. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities from August 28, 2018 to December 31, 2019 consisted solely of organizational activities and activities relating to our Public Offering. We have not engaged in any hedging activities since our inception on August 28, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Gores Metropoulos, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gores Metropoulos, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and for the period from August 28, 2018 (inception) to December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from August 28, 2018 (inception) to December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the  financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 13, 2020

GORES METROPOULOS, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$1,365,240	$52,489
Deferred offering costs	—	437,375
Prepaid assets	136,399	—
Total current assets	1,501,639	489,864
Deferred income tax	2,353	—
Investments and cash held in Trust Account	406,434,959	—
Total assets	$407,938,951	$489,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$53,203	$335,418
State franchise tax accrual	200,000	1,431
Notes and advances payable – related party	—	150,000
Income tax payable	1,102,662	—
Total current liabilities	1,355,865	486,849
Deferred underwriting compensation	14,000,000	—
Total liabilities	$15,355,865	$486,849
Commitments and Contingencies:
Class A subject to possible redemption, 38,713,476 and -0- shares at December 31, 2019 and December 31, 2018, respectively (at redemption value of $10 per share)	387,134,760	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,286,524 and -0- shares issued and outstanding (excluding 38,713,476 and -0- shares subject to possible redemption) at December 31, 2019 and December, 31, 2018, respectively	129	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,078
Additional paid-in-capital	24,006	23,922
Retained earnings/(accumulated deficit)	5,423,191	(21,985)
Total stockholders’ equity	5,448,326	3,015
Total liabilities and stockholders’ equity	$407,938,951	$489,864

See accompanying notes to financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF OPERATIONS

	Year ended	For the Period from
	December 31,	August 28, 2018 (inception)
	2019	to December 31, 2018
Professional fees and other expenses	(620,871)	(20,554)
State franchise taxes, other than income tax	(200,000)	(1,431)
Loss from operations	(820,871)	(21,985)
Other income - interest income	7,707,654	—
Net income/(loss) before income taxes	$6,886,783	$(21,985)
Provision for income tax	(1,441,607)	—
Net income/(loss) attributable to common shares	$5,445,176	$(21,985)
Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.16	$-
Class F ordinary shares - basic and diluted	$(0.05)	$(0.00)

See accompanying notes to financial statements.

GORES METROPOULOS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2019 and for the Period from August 28, 2018 (inception) to December 31, 2018

	Class A Ordinary Shares		Class F Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at August 28, 2018(inception)	—	$—	—	$—	$—	$—	$—
Sale of Class F common stock to sponsor in October 2018	—	—	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	$—	$—	$(21,985)	$(21,985)
Balance at December 31, 2018	—	$—	10,781,250	$1,078	$23,922	$(21,985)	$3,015

	For the Year ended December 31, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	—	-
Proceeds from initial public offering of Units on February 5, 2019 at $10.00 per Unit	40,000,000	4,000	—	—	399,996,000	—	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on February 5, 2019 at $1.50 per Private Placement Warrant	-	-	—	—	10,000,000	—	10,000,000
Underwriters discounts	-	-	—	—	(8,000,000)	—	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	—	—	(865,105)	—	(865,105)
Deferred underwriting compensation	-	-	—	—	(14,000,000)	—	(14,000,000)
Class A common stock subject to possible redemption; 38,713,476 shares at a redemption price of $10.00	(38,713,476)	(3,871)	—	—	(387,130,889)	—	(387,134,760)
Net income	-	-	—	—	-	5,445,176	5,445,176
Balance at December 31, 2019	1,286,524	$129	10,000,000	$1,000	$24,006	$5,423,191	$5,448,326

See accompanying notes to financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	For the Period from
	December 31,	August 28, 2018 (inception)
	2019	to December 31, 2018
Cash flows from operating activities:
Net income/(loss)	$5,445,176	$(21,985)
Changes in state franchise tax accrual	198,569	1,431
Changes in prepaid assets	(136,399)	—
Changes in deferred offering costs	437,375	(437,375)
Changes in current income tax	1,102,662
Changes in deferred income tax	(2,353)	—
Changes in accrued expenses, formation and offering costs	(282,215)	335,418
Net cash provided by/(used in) operating activities	6,762,815	(122,511)
Cash flows from investing activities:
Cash deposited in Trust Account	(400,000,000)	—
Interest reinvested in Trust Account	(6,434,959)	—
Net cash used in investing activities	(406,434,959)	—
Cash flows from financing activities:
Proceeds from notes and advances payable - related party	—	150,000
Proceeds from sale of Class F common stock to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	400,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	10,000,000	—
Repayment of notes and advances payable – related party	(150,000)	—
Payment of underwriter's discounts and commissions	(8,000,000)	—
Payment of accrued offering costs	(865,105)	—
Net cash provided by financing activities	400,984,895	175,000
Increase in cash	1,312,751	52,489
Cash at beginning of period	52,489	—
Cash at end of period	$1,365,240	$52,489
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000	$—
Cash paid for income and state franchise taxes	$342,729	$—

See accompanying notes to financial statements.

GORES METROPOULOS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

At December 31, 2019, the Company had not commenced any operations. All activity for the period from August 28, 2018 (inception) through December 31, 2019 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on February 5, 2019. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of December 31, 2019, the Trust Account consisted of cash and treasury bills.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”), subject to an annual limit of $750,000 for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2019 and 2018 and the results of operations and cash flows for the periods presented.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founder Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. As of December 31, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	Year Ended December 31, 2019		For the Period from August 28, 2018 (inception) to December 31, 2018
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$5,938,019	$(492,843)	$—	$(21,985)
Denominator:
Weighted-average shares outstanding	36,164,000	10,162,656	—	10,781,250
Basic and diluted net income/(loss) per share	$0.16	$(0.05)	$—	$(0.00)

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering reflected in Deferred offering costs on the accompanying December 31, 2018 balance sheet, and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, on the IPO Closing Date, offering costs totaling approximately $22,865,105 (including $22,000,000 in underwriter’s fees), were charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, as of December 31, 2019, 38,713,476 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the years ended December 31, 2019 or 2018.

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

Investments and Cash Held in Trust Account

As of December 31, 2019, the Company had $406,434,959 in the Trust Account which may be utilized for Business Combinations. As of December 31, 2019, the Trust Account consisted of both cash and treasury bills.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit (the “Units”) in the Public Offering. In addition if the Company fails to complete its Business Combination by February 5, 2021, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, as of December 31, 2019 and 2018, the Company had current liabilities of $1,355,865 and $486,849, respectively, and working capital of $145,774 and $3,015, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2019 and amounts are continuing to accrue.

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

Sponsor Loan

On October 18, 2018, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2019, our Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Public Offering. The carrying amount of the Notes approximates fair value because of their short maturity. These Notes were repaid in full upon the completion of the Public Offering.

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

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2019 and 2018 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Income tax expense at the federal statutory rate	$1,446,224	$(4,617)
State income taxes - net of federal income tax benefits	(29,220)	(1,018)
Change in valuation allowance	24,603	5,635
Total income tax expense (benefit)	$1,441,607	$-

Current/Deferred Taxes

The provision for income taxes consisted of the following for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Current income tax expense
Federal	$1,443,960	$—
State	—	—
Total current income tax expense	$1,443,960	$—
Deferred income tax expense
Federal	$(2,353)	$—
State	—	—
Total deferred income tax expense	$(2,353)	$—
Provision for income taxes	$1,441,607	$—

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Deferred tax assets/(liabilities)
Tax attribute carryovers	$32,591	$5,635
Valuation allowance	(30,238)	(5,635)
Net deferred tax assets/(liabilities)	$2,353	$5,635

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act contains reform to the corporate tax law including reducing the corporate tax rate to 21%, eliminating the 2-year carryback for net operating losses, and creating an indefinite carryforward period for the net operating losses limited to 80% of taxable income. Due to the Act, the deferred tax balances were calculated using a federal effective tax rate of 21%.

7.	Investments and cash held in Trust

As of December 31, 2019, investment securities in the Company’s Trust Account consist of $406,434,735 in United States Treasury Bills and $224 in cash.

8.	Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	406,434,959	406,434,959	—	—
Total	$406,434,959	$406,434,959	$—	$—

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock and vote together as a single class. At December 31, 2019, there were 40,000,000 shares of Class A common stock and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019, there were no shares of preferred stock issued and outstanding.

10.	Subsequent Events

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of our Chief Executive Officers and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Dean Metropoulos	73	Chairman and Director
Alec Gores	66	Chief Executive Officer and Director
Andrew McBride	39	Chief Financial Officer and Secretary
Randall Bort	55	Director
Michael Cramer	67	Director
Joseph Gatto	64	Director

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

Alec Gores has been our Chief Executive Officer and a member of our Board of Directors since August 2018. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores implemented an operational approach to private equity investing when he founded The Gores Group in 1987 by operating businesses alongside management, or in some cases in lieu of management, to build value in those entities. Since then, the firm has acquired more than 100 businesses including a current portfolio of more than 20 active companies worldwide. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. Within seven years, EBS had become a leading value-added reseller in Michigan and employed over 200 people. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations and building value in those entities, a decision that ultimately led to the founding of what has evolved into The Gores Group today. Under his leadership, The Gores Group has continued to acquire businesses in need of operational and financial resources, while creating value and working with management teams to establish an entrepreneurial environment as a foundation for sustainable growth. This philosophy has served the firm well. Mr. Gores served as the Chairman of the Board of Directors of Gores Holdings from its inception in June 2015 until completion of the Hostess acquisition in November 2016, as the Chairman of the Board of Directors of Gores Holdings II until completion of the Verra Mobility acquisition in October 2018, as the Chairman of the Board of Directors of Gores Holdings III until completion of the PAE acquisition in February 2020, and Chairman of the Board of Directors Gores Holdings IV (Nasdaq: GHIV) since its inception in January 2020. Mr. Gores holds a degree in Computer Science from Western Michigan University. Mr. Gores’ significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Andrew McBride has been our Chief Financial Officer and Secretary since August 2018. Mr. McBride has served as Director, Finance and Tax at The Gores Group since February 2010, where he is responsible for tax due diligence and structuring of acquisitions, compliance, planning, financial management and portfolio company reporting. Mr. McBride served as the Chief Financial Officer and Secretary of Gores Holdings from January 2016 until completion of the Hostess acquisition in November 2016, as the Chief Financial Officer and Secretary of Gores Holdings II until completion of the Verra Mobility acquisition in October 2018, as the Chief Financial Officer and Secretary of Gores Holdings III until completion of the PAE acquisition in February 2020, and Chief Financial Officer and Secretary of Gores Holdings IV (Nasdaq: GHIV) since its inception in January 2020. Previously, from January 2008 to January 2010, Mr. McBride worked in the High Net Worth group at Ehrhardt, Keefe, Steiner, and Hottman, P.C.. From January 2004 to January 2008, Mr. McBride was with KPMG, LLP, assisting international corporations with tax planning, structuring and compliance issues. Mr. McBride holds a B.S. in Accounting and Finance from the University of Notre Dame and is licensed as a Certified Public Accountant in the State of Colorado.

Randall Bort serves as a member of our board of directors. Mr. Bort is a Co-Founder of SandTree Holdings, LLC, a private commercial real estate investment firm since November 2012. Previously, Mr. Bort was an investment banker at Drexel Burnham Lambert, BT Securities, Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, The Mercanti Group and Imperial Capital. Mr. Bort has significant financial, transactional and capital markets experience across multiple industries and has worked both domestically and in Asia. Mr. Bort earned a B.A. in Economics and Mathematics from Claremont McKenna College and an M.B.A. in Finance and Entrepreneurial Management from The Wharton School of the University of Pennsylvania. Mr. Bort served as a member of the Board of Directors of Gores Holdings from August 2015 until completion of the Hostess acquisition in November 2016, as a member of the Board of Directors of Verra Mobility Corp. (Nasdaq: VRRM) (formerly Gores Holdings II (Nasdaq: GSHT)) from August 2016 through June 2019, Gores Holdings III from October 2017 until completion of the PAE acquisition in February 2020, and Gores Holdings IV since February 2020. Mr. Bort also is a member of the Board of Trustees of Children’s Bureau, a non-profit organization based in Los Angeles focused on foster care and the prevention of child abuse. Mr. Bort’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our Sponsor is currently Sponsoring another blank check company, Gores Holdings IV, which may seek to complete a Business Combination in any industry or location. Further, one of our director, Mr. Bort, serves as a director of Gores Holdings IV and Mr. McBride, our Chief Financial Officer, serves as the Chief Financial Officer of Gores Holdings IV. Any such companies, including Gores Holdings IV, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our Business Combination. Potential investors should also be aware of the following other potential conflicts of interest:

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

The following table sets forth information available to us at March 13, 2020 with respect to the beneficial ownership of our Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
•	each of our executive officers and directors that beneficially own shares of our Common Stock; and
•	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 13, 2020.

	Number of Shares	Percentage of Shares of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Gores Metropoulos Sponsor, LLC(3)	9,925,000	19.9%
Alec Gores(3)	9,925,000	19.9%
Dean Metropoulos(3)	—	*
Andrew McBride	—	*
Randall Bort	25,000	*
Joseph Gatto	25,000	*
Michael Cramer	25,000	*
All directors and executive officers as a group (6 individuals)	10,000,000	20.0%
Deutsche Bank AG(4)	2,489,679	6.15%
HGC Investment Management Inc.(5)	2,081,434	5.2%
Goldman & Co., L.P.(6)	2,615,504	6.43%

*	Less than one percent.
(1)

This table is based on 40,000,000 shares of Common Stock outstanding as of March 13, 2020. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 9800 Wilshire Blvd., Beverly Hills, California 90212.

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

(4)	According to Schedule 13G filed on February 13, 2020. The business address of Deutsche Bank AG is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.
(5)	According to Schedule 13G filed on February 5, 2020. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.
(6)	According to Schedule 13G filed on February 14, 2020. The business address of Goldman & Co., L.P. is 510 Madison Avenue, 26th Floor, New York, NY 10022.

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

Related Party Notes

On October 18, 2018, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $300,000 to cover expenses related to the Public Offering. On December 31, 2019, the outstanding balance on the loan was $150,000. On January 25, 2019, our Sponsor loaned us an additional $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Public Offering. The carrying amount of the Notes approximates fair value because of their short maturity. These Notes were repaid in full upon the completion of the Public Offering.

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

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since August 28, 2018 include:

	Year Ended	For the Period from
	December 31,	August 28, 2018 (inception)
	2019	to December 31, 2018
Audit Fees(1)	$184,500	$23,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$184,500	$23,500

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

GORES METROPOULOS, INC.

Date: March 13, 2020	By:	/s/ Alec Gores
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

Name	Title	Date

/s/ Dean Metropoulos	Chairman and Director	March 13, 2020
Dean Metropoulos

/s/ Alec Gores	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020
Alec Gores

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2020
Andrew McBride

/s/ Randall Bort	Director	March 13, 2020
Randall Bort

/s/ Michael Cramer	Director	March 13, 2020
Michael Cramer

/s/ Joseph Gatto	Director	March 13, 2020
Joseph Gatto