Form 10-K/A
period 2019-12-31
Gores Metropoulos, Inc.
filed 2020-03-26
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Gores Metropoulos, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to amend our annual report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020, and is being filed solely to correct the Company’s accelerated filer status included in the submission header and XBRL DEI. The correct filer status for “Accelerated” was marked on the Form 10-K cover page, however the incorrect filer status of “Non-Accelerated” was inadvertently included in the submission header and XBRL DEI file.

This Amendment speaks as of the original filing date and does not reflect any events that may have occurred subsequent to the original filing date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on March 13, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the  Form 10-K. This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K. The following sections have been amended as a result of the restatement:

-	Part IV, Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Principal Financial Officer dated as of the date of this filing.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES METROPOULOS, INC.

Date: March 26, 2020By:  /s/ Alec Gores

Alec Gores

Chief Executive Officer

(Principal Executive Officer)