Form 10-Q
period 2020-03-31
Gores Metropoulos, Inc.
filed 2020-05-08
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of May 8, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES METROPOULOS, INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$977,141	$1,365,240
Prepaid assets	155,200	136,399
Total current assets	1,132,341	1,501,639
Deferred income tax	2,608	2,353
Investments and cash held in Trust Account	407,698,614	406,434,959
Total assets	$408,833,563	$407,938,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$78,185	$53,203
State franchise tax accrual	50,000	200,000
Current income tax and interest payable	1,353,412	1,102,662
Total current liabilities	1,481,597	1,355,865
Deferred underwriting compensation	14,000,000	14,000,000
Total liabilities	$15,481,597	$15,355,865

Commitments and Contingencies:
Class A subject to possible redemption, 38,713,476 and 38,713,476 shares at March 31, 2020 and December 31, 2019, respectively (at redemption value of $10 per share)	387,134,760	387,134,760

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,286,524 and 1,286,524 shares issued and outstanding (excluding 38,713,476 and 38,713,476 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	129	129
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,000	1,000
Additional paid-in capital	24,006	24,006
Net income	6,192,071	5,423,191

Total stockholders’ equity	6,217,206	5,448,326

Total liabilities and stockholders’ equity	$408,833,563	$407,938,951

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues	$—	$—
Professional fees and other expenses	(198,845)	(169,059)
State franchise taxes, other than income tax	(50,000)	(50,000)
Net loss from operations	(248,845)	(219,059)
Other income - interest income	1,268,220	1,391,505
Net income before income taxes	1,019,375	$1,172,446
Income tax provision and interest	(250,495)	(278,256)
Net Income attributable to common shares	$768,880	$894,190

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.02	$0.04
Class F ordinary shares - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Net Income/	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	(Acc. Deficit)	Equity
Beginning Balance at January 1, 2019	-	$-	10,781,250	$1,078	$23,922	$(21,985)	$3,015
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on February 5, 2019 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on February 5, 2019 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(865,105)	-	(865,105)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,303,209 shares at a redemption price of $10.00	(38,303,209)	(3,830)	-	-	(383,028,260)	-	(383,032,090)
Net income	-	-	-	-	-	894,190	894,190
Balance at March 31, 2019	1,696,791	$170	10,000,000	$1,000	$4,126,635	$872,205	$5,000,010

	Three Months Ended March 31, 2020
	Class A Ordinary Shares		Class F Ordinary Shares		Additional		Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Net Income	Equity
Beginning Balance at January 1, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$5,423,191	$5,448,326
Class A common stock subject to possible redemption; 38,713,476 shares at a redemption price of $10.00	-	-	-	-	-	-	-
Net income	-	-	-	-	-	768,880	768,880
Balance at March 31, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$6,192,071	$6,217,206

See accompanying notes to the unaudited, interim financial statements

GORES METROPOULOS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net Income	$768,880	$894,190
Changes in state franchise tax accrual	(150,000)	48,569
Changes in prepaid assets and deferred costs	(18,801)	(307,889)
Changes in deferred offering costs	—	437,375
Changes in accrued expenses, formation and offering costs	24,982	292,751
Changes in current income tax and interest	250,750	278,256
Changes in deferred income tax	(255)	—
Net cash provided by operating activities	875,556	1,643,252
Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	(1,263,655)	(1,390,729)
Net cash used in investing activities	(1,263,655)	(401,390,729)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	—	(150,000)
Payment of underwriters’ discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(865,105)
Net cash provided by financing activities	—	400,984,895
Increase in cash	(388,099)	1,237,418
Cash at beginning of period	1,365,240	52,489
Cash at end of period	$977,141	$1,289,907
Supplemental disclosure of cash and non-cash financing activities:
Cash paid for income and state franchise taxes	200,050	1,431

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

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

At March 31, 2020, the Company had not commenced any operations. All activity for the period from August 28, 2018 (inception) through March 31, 2020 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on February 5, 2019 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $400,000,000 Public Offering and its sale of $10,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2020, the Trust Account consisted of cash and treasury bills.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”), subject to an annual limit of $750,000, for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

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

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at the redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”) in subsequent periods.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020 and the results of operations and cash flows for the periods presented. Operating results for the Three Months ended March 31, 2020 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founders Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At March 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$867,835	$(98,955)	$1,044,989	$(150,799)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	24,444,000	10,659,688
Basic and diluted net income/(loss) per share	$0.02	$(0.01)	$0.04	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity on the IPO Closing Date. Accordingly, offering costs totaling $22,865,105 (including $22,000,000 in underwriter’s fees), and were charged to stockholders’ equity.

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

Accordingly, at March 31, 2020, 38,713,476 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the periods ended March 31, 2020 or December 31, 2019.

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

Investments and Cash Held in Trust Account

At March 31, 2020, the Company had $407,698,614 in the Trust Account which may be utilized for Business Combinations. At March 31, 2020, the Trust Account consisted of both cash and treasury bills.

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

In addition, at March 31, 2020 and December 31, 2019, the Company had current liabilities of $1,481,597 and $1,355,865, respectively, and working capital of ($349,256) and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2020 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On February 5, 2019, the Company sold 40,000,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the IPO Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriter at the IPO Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% ($14,000,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

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

For the three months ended March 31, 2020 and year ending December 31, 2019, the Company paid the affiliate $60,000 and $220,000, respectively.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2020. As of March 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

As of March 31, 2020, investment securities in the Company’s Trust Account consist of $407,698,537 in United States Treasury Bills and $77 in cash.

8.       Fair Value Measurement

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	407,698,614	407,698,614	—	—
Total	$407,698,614	$407,698,614	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2020, there were 40,000,000 shares of Class A common stock (inclusive of the 38,713,476 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2020, there were no shares of preferred stock issued and outstanding.

10.       Subsequent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

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

Overview

We are a blank check company incorporated on August 28, 2018 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on February 5, 2019. As of March 31, 2020, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the Three Months ended March 31, 2020, we had net income of $768,880. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to affect a Business Combination with an operating business by February 5, 2021. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at March 31, 2020, we had $977,141 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On February 5, 2019, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $400,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,055,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

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

As of March 31, 2020 and December 31, 2019, we had cash held outside of the Trust Account of approximately $977,141 and $1,365,240, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2020 and December 31, 2019, the Company had current liabilities of $1,481,597 and $1,355,865 and working capital of ($349,256) and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2020 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of March 31, 2020 and December 31, 2019, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the Three Months ended March 31, 2020 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2020, $407,698,614 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2020, investment securities in the Company’s Trust Account consist of $407,698,537 in United States Treasury Bills and $77 in cash. As of March 31, 2020, the effective annualized interest rate generated by our investments was approximately 1.93%.

We have not engaged in any hedging activities during the Three Months ended March 31, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on February 1, 2019 and our Annual Report on Form 10-K filed with the SEC on March 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of the coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our prospectus filed with the SEC on February 1, 2019 or our Annual Report on Form 10-K filed with the SEC on March 13, 2020; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Through March 31, 2020, we incurred approximately $8,865,105 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated February 1, 2019 which was filed with the SEC.

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

As of March 31, 2020, after giving effect to our Public Offering and our operations subsequent thereto, $407,698,614 was held in the Trust Account, and we had $977,141 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Metropoulos, Inc. for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES METROPOULOS, INC.

Date: May 8, 2020	By:	/s/ Alec Gores
Alec Gores
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)