Form 10-Q/A
period 2020-03-31
Gores Metropoulos, Inc.
filed 2020-05-27
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q/A

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

As of May 27, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note

Gores Metropoulos, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (this “Amendment”) to amend our quarterly report on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on May 8, 2020, and is being filed solely to correct paragraph 4(b) on Exhibits 31.1 and 31.2, “Certification of Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.” The originally-filed exhibits erroneously omitted paragraph 4(b), whereas the amended exhibits accurately report on internal control design.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-Q on May 8, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the  Form 10-Q. This Form 10-Q/A has not been updated for events occurring after the filing of the Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original filing of the Form 10-Q. The following sections have been amended as a result of the restatement:

-	Item 6. Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Principal Financial Officer dated as of the date of this filing.

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

GORES METROPOULOS, INC.

Date: May 27, 2020	By:	/s/ Alec Gores
Alec Gores
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)