Form 10-Q
period 2020-06-30
Gores Metropoulos, Inc.
filed 2020-08-06
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(310) 209-3010

(Registrant’s telephone number, including area code)

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

As of August 6, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES METROPOULOS, INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,011,395	$1,365,240
Prepaid assets	107,501	136,399
Total current assets	1,118,896	1,501,639
Deferred income tax	15,079	2,353
Investments and cash held in Trust Account	406,397,612	406,434,959
Total assets	$407,531,587	$407,938,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$85,889	$53,203
State franchise tax accrual	20,000	200,000
Current income tax and interest payable	194,654	1,102,662
Total current liabilities	300,543	1,355,865
Deferred underwriting compensation	14,000,000	14,000,000
Total liabilities	$14,300,543	$15,355,865

Commitments and Contingencies:
Class A subject to possible redemption, 38,713,476 and 38,713,476 shares at June 30, 2020 and December 31, 2019, respectively (at redemption value of $10 per share)	387,134,760	387,134,760

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,286,524 and 1,286,524 shares issued and outstanding (excluding 38,713,476 and 38,713,476 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	129	129
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,000	1,000
Additional paid-in capital	24,006	24,006
Retained earnings	6,071,149	5,423,191

Total stockholders’ equity	6,096,284	5,448,326

Total liabilities and stockholders’ equity	$407,531,587	$407,938,951

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(160,123)	(140,925)	(358,968)	(309,984)
State franchise taxes, other than income tax	(50,000)	(50,000)	(100,000)	(100,000)
Net loss from operations	(210,123)	(190,925)	(458,968)	(409,984)
Other income - interest income	57,058	2,500,856	1,325,278	3,892,361
Net income before income taxes	$(153,065)	$2,309,931	$866,310	$3,482,377
Income tax provision and interest	32,143	(449,295)	(218,352)	(727,551)
Net Income attributable to common shares	$(120,922)	$1,860,636	$647,958	$2,754,826

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$(0.00)	$0.05	$0.02	$0.09
Class F ordinary shares - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at April 1, 2019	1,696,791	$170	10,000,000	$1,000	$4,126,635	$872,205	$5,000,010
Class A common stock subject to possible redemption; 38,489,273 shares at a redemption price of $10.00	(186,064)	(19)	-	-	(1,860,621)	-	(1,860,640)
Net income	-	-	-	-	-	1,860,636	1,860,636
Balance at June 30, 2019	1,510,727	$151	10,000,000	$1,000	$2,266,014	$2,732,841	$5,000,006

	Six Months Ended June 30, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained Earnings/	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	(Acc. Deficit)	Equity
Beginning Balance at January 1, 2019	-	$-	10,781,250	$1,078	$23,922	$(21,985)	$3,015
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on February 5, 2019 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on February 5, 2019 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(865,105)	-	(865,105)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,489,273 shares at a redemption price of $10.00	(38,489,273)	(3,849)	-	-	(384,888,881)	-	(384,892,730)
Net income	-	-	-	-	-	2,754,826	2,754,826
Balance at June 30, 2019	1,510,727	$151	10,000,000	$1,000	$2,266,014	$2,732,841	$5,000,006

	Three Months Ended June 30, 2020
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at April 1, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$6,192,071	$6,217,206
Class A common stock subject to possible redemption; 38,713,476 shares at a redemption price of $10.00	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(120,922)	(120,922)
Balance at June 30, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$6,071,149	$6,096,284

	Six Months Ended June 30, 2020
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at January 1, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$5,423,191	$5,448,326
Class A common stock subject to possible redemption; 38,713,476 shares at a redemption price of $10.00	-	-	-	-	-	-	-
Net income	-	-	-	-	-	647,958	647,958
Balance at June 30, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$6,071,149	$6,096,284

See accompanying notes to the unaudited, interim financial statements

GORES METROPOULOS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net Income	$647,958	$2,754,826
Changes in state franchise tax accrual	(180,000)	98,569
Changes in prepaid assets and deferred costs	28,899	(250,891)
Changes in deferred offering costs	—	437,375
Changes in accrued expenses, formation and offering costs	32,685	(306,365)
Changes in current income tax and interest payable	(908,008)	27,050
Changes in deferred income tax	(12,726)	359,203
Net cash provided by/(used in) operating activities	(391,192)	3,119,767
Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	37,347	(3,886,144)
Net cash provided by/(used in) investing activities	37,347	(403,886,144)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	—	(150,000)
Payment of underwriters’ discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(865,105)
Net cash provided by financing activities	—	400,984,895
Increase/(decrease) in cash	(353,845)	218,518
Cash at beginning of period	1,365,240	52,489
Cash at end of period	$1,011,395	$271,007
Supplemental disclosure of cash and non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000
Accrued expenses, formation, and offering costs	—	20,053
Cash paid for income and state franchise taxes	1,419,136	342,729

See accompanying notes to the unaudited, interim financial statements.

GORES METROPOULOS, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Metropoulos, Inc. (the “Company”) was incorporated in Delaware on August 28, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination, but intends to focus its search for a target business in the consumer products and services industries. The Company’s Sponsor is Gores Metropoulos Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

At June 30, 2020, the Company had not commenced any operations. All activity for the period from August 28, 2018 (inception) through June 30, 2020 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on February 5, 2019 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2020, the Trust Account consisted of cash and treasury bills.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the periods presented. Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founders Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(85,523)	$(35,399)	$1,987,592	$(126,956)	$782,312	$(134,354)	$3,029,171	$(274,345)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	32,264,000	10,328,047
Basic and diluted net income/(loss) per share	$(0.00)	$(0.00)	$0.05	$(0.01)	$0.02	$(0.01)	$0.09	$(0.03)

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

Accordingly, at June 30, 2020, 38,713,476 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the periods ended June 30, 2020 or December 31, 2019.

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

Investments and Cash Held in Trust Account

At June 30, 2020, the Company had $406,397,612 in the Trust Account which may be utilized for Business Combinations. At June 30, 2020, the Trust Account consisted of cash.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by February 5, 2021, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, at June 30, 2020 and December 31, 2019, the Company had current liabilities of $300,543 and $1,355,865, respectively, and working capital of $818,353 and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2020 and amounts are continuing to accrue.
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

For the six months ended June 30, 2020 and year ending December 31, 2019, the Company paid the affiliate $120,000 and $220,000, respectively.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2020. As of June 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

As of June 30, 2020, investment securities in the Company’s Trust Account consist of $406,397,612 in cash.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	406,397,612	406,397,612	—	—
Total	$406,397,612	$406,397,612	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2020, there were 40,000,000 shares of Class A common stock (inclusive of the 38,713,476 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2020, there were no shares of preferred stock issued and outstanding.

10.       Risk and Contingencies

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.       Subsequent Events

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

Overview

We are a blank check company incorporated on August 28, 2018 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on February 5, 2019. As of June 30, 2020, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the six months ended June 30, 2020, we had net income of $647,958. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to affect a Business Combination with an operating business by February 5, 2021. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at June 30, 2020, we had $1,011,395 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

As of June 30, 2020 and December 31, 2019, we had cash held outside of the Trust Account of approximately $1,011,395 and $1,365,240, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2020 and December 31, 2019, the Company had current liabilities of $300,543 and $1,355,865 and working capital of $818,353 and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2020 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of June 30, 2020 and December 31, 2019, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities since inception have consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2020, $406,397,612 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2020, investment securities in the Company’s Trust Account consists of $406,397,612 in cash. As of June 30, 2020, the effective annualized interest rate generated by our investments was approximately 1.60%.

We have not engaged in any hedging activities during the six months ended June 30, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Through June 30, 2020, we incurred approximately $8,865,105 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated February 1, 2019 which was filed with the SEC.

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

As of June 30, 2020, after giving effect to our Public Offering and our operations subsequent thereto, $406,397,612 was held in the Trust Account, and we had $1,011,395 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on December 11, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on December 11, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on December 11, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on December 11, 2018).

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Metropoulos, Inc. for the quarter ended June 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES METROPOULOS, INC.

Date: August 6, 2020	By:	/s/ Alec Gores
Alec Gores
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)