Form 10-Q
period 2020-09-30
Gores Metropoulos, Inc.
filed 2020-11-06
CIK 1758057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES METROPOULOS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$518,874	$1,365,240
Prepaid assets	59,460	136,399
Total current assets	578,334	1,501,639
Deferred income tax	—	2,353
Investments and cash held in Trust Account	405,725,195	406,434,959
Total assets	$406,303,529	$407,938,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$2,935,896	$53,203
State franchise tax accrual	30,000	200,000
Current income tax and interest payable	133,004	1,102,662
Total current liabilities	3,098,900	1,355,865
Deferred underwriting compensation	14,000,000	14,000,000
Total liabilities	$17,098,900	$15,355,865

Commitments and Contingencies:
Class A Common Stock subject to possible redemption, 38,420,462 and 38,713,476 shares at September 30, 2020 and December 31, 2019, respectively (at redemption value of $10 per share)	384,204,620	387,134,760

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized, 1,579,538 and 1,286,524 shares issued and outstanding (excluding 38,420,462 and 38,713,476 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	158	129
Class F Common Stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,000	1,000
Additional paid-in capital	2,954,117	24,006
Retained earnings	2,044,734	5,423,191

Total stockholders’ equity	5,000,009	5,448,326

Total liabilities and stockholders’ equity	$406,303,529	$407,938,951

See accompanying notes to the unaudited, interim, consolidated financial statements.

GORES METROPOULOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(4,049,658)	(150,796)	(4,408,626)	(460,780)
State franchise taxes, other than income tax	(50,000)	(50,000)	(150,000)	(150,000)
Net loss from operations	(4,099,658)	(200,796)	(4,558,626)	(610,780)
Other income - interest income	26,672	2,112,905	1,351,950	6,005,266
Net income/(loss) before income taxes	$(4,072,986)	$1,912,109	$(3,206,676)	$5,394,486
Income tax provision and interest	46,571	(405,292)	(171,781)	(1,132,843)
Net income/(loss) attributable to common shares	$(4,026,415)	$1,506,817	$(3,378,457)	$4,261,643

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$(0.08)	$0.04	$(0.06)	$0.13
Class F ordinary shares - basic and diluted	$(0.08)	$(0.01)	$(0.09)	$(0.04)

See accompanying notes to the unaudited, interim, consolidated financial statements.

GORES METROPOULOS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2019
	Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at July 1, 2019	1,510,727	$151	10,000,000	$1,000	$2,266,014	$2,732,841	$5,000,006
Class A common stock subject to possible redemption; 38,639,955 shares at a redemption price of $10.00	(150,682)	(15)	-	-	(1,506,805)	-	(1,506,820)
Net income	-	-	-	-	-	1,506,817	1,506,817
Balance at September 30, 2019	1,360,045	$136	10,000,000	$1,000	$759,209	$4,239,658	$5,000,003

	Nine Months Ended September 30, 2019
	Class A Common Stock		Class F Common Stock		Additional	Retained Earnings/	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	(Acc. Deficit)	Equity
Beginning Balance at January 1, 2019	-	$-	10,781,250	$1,078	$23,922	$(21,985)	$3,015
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on February 5, 2019 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on February 5, 2019 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(865,105)	-	(865,105)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,639,955 shares at a redemption price of $10.00	(38,639,955)	(3,864)	-	-	(386,395,686)	-	(386,399,550)
Net income	-	-	-	-	-	4,261,643	4,261,643
Balance at September 30, 2019	1,360,045	$136	10,000,000	$1,000	$759,209	$4,239,658	$5,000,003

	Three Months Ended September 30, 2020
	Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at July 1, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$6,071,149	$6,096,284
Class A common stock subject to possible redemption; 38,420,462 shares at a redemption price of $10.00	293,014	29	-	-	2,930,111	-	2,930,140
Net loss	-	-	-	-	-	(4,026,415)	(4,026,415)
Balance at September 30, 2020	1,579,538	$158	10,000,000	$1,000	$2,954,117	$2,044,734	$5,000,009

	Nine Months Ended September 30, 2020
	Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Beginning Balance at January 1, 2020	1,286,524	$129	10,000,000	$1,000	$24,006	$5,423,191	$5,448,326
Class A common stock subject to possible redemption; 38,420,462 shares at a redemption price of $10.00	293,014	29	-	-	2,930,111	-	2,930,140
Net loss	-	-	-	-	-	(3,378,457)	(3,378,457)
Balance at September 30, 2020	1,579,538	$158	10,000,000	$1,000	$2,954,117	$2,044,734	$5,000,009

See accompanying notes to the unaudited, interim, consolidated financial statements

GORES METROPOULOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income/(loss)	$(3,378,457)	$4,261,643
Changes in state franchise tax accrual	(170,000)	148,569
Changes in prepaid assets and deferred costs	76,939	(193,429)
Changes in deferred offering costs	—	437,375
Changes in accrued expenses, formation and offering costs	2,882,693	(294,056)
Changes in current income tax and interest payable	(969,658)	497,951
Changes in deferred income tax	2,353	293,594
Net cash provided by/(used in) operating activities	(1,556,130)	5,151,647
Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	709,764	(4,738,939)
Net cash provided by/(used in) investing activities	709,764	(404,738,939)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	—	(150,000)
Payment of underwriters’ discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(865,105)
Net cash provided by financing activities	—	400,984,895
Increase/(decrease) in cash	(846,366)	1,397,603
Cash at beginning of period	1,365,240	52,489
Cash at end of period	$518,874	$1,450,092
Supplemental disclosure of cash and non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000
Cash paid for income and state franchise taxes	1,459,136	342,729

See accompanying notes to the unaudited, interim, consolidated financial statements.

GORES METROPOULOS, INC.

NOTES TO THE UNAUDITED, INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

On August 20, 2020, the Company formed two new wholly-owned subsidiaries, Dawn Merger Sub I, Inc., a Delaware corporation (“Dawn Merger Sub I”), and Dawn Merger Sub II, LLC (“Dawn Merger Sub II”), a Delaware limited liability company, in contemplation of the Proposed Business Combination (as defined below).

At September 30, 2020, the Company had not commenced any operations. All activity for the period from August 28, 2018 (inception) through September 30, 2020 relates to the Company’s formation and initial public offering (“Public Offering”) described below, the identification and evaluation of prospective acquisition targets for a Business Combination and the entry into the Merger Agreement (as defined below) in connection with the Proposed Business Combination and transactions contemplated thereby. The Company completed the Public Offering on February 5, 2019 (the “IPO Closing Date”).

The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Proposed Luminar Technologies, Inc. Business Combination

On August 24, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dawn Merger Sub I, Dawn Merger Sub II and Luminar Technologies, Inc. (“Luminar”), which provides for, among other things: (a) the merger of Dawn Merger Sub I with and into Luminar, with Luminar continuing as the surviving corporation (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Luminar with and into Dawn Merger Sub II, with Dawn Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. Such transactions are hereinafter referred to as the “Proposed Business Combination.”

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company (the “Board”) on August 23, 2020.

The Merger Agreement

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of Luminar will be a number of shares of Company class A common stock, par value $0.0001 per share (the “Class A Stock”) and Company Class B common stock, par value $0.001 per share (the “Class B Stock”) (each deemed to have a value of $10.00 per share) with an implied value equal to $2,928,828,692, plus an aggregate amount of up to $30,000,000 depending on the amount of additional capital raised by Luminar prior to the closing of the Proposed Business Combination, divided by $10.00. Holders of shares of (a) Luminar’s Class A common stock, preferred stock and founders preferred stock will be entitled to receive a number of shares of newly-issued Class A Stock equal to the Per Share Company Stock Consideration (as defined in the Merger Agreement) issuable in Class A Stock and (b) Luminar’s Class B common stock will be entitled to receive a number of shares of newly-issued Company Class B common stock equal to the Per Share Company Stock Consideration issuable in Company Class B common stock.

In addition to the consideration to be paid at the closing of the Proposed Business Combination, stockholders of Luminar will be entitled to receive an additional number of earn-out shares from the Company, issuable in either Class A Stock or Company Class B common stock as provided in the Merger Agreement, of up to 7.5% of the total outstanding capital stock of the Company as of the closing of the Proposed Business Combination (including shares subject to outstanding Luminar stock options, restricted stock and warrants that will be assumed by the Company in connection with the Proposed Business Combination.

For further discussion of the Proposed Business Combination and the Merger Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Proposed Luminar Technologies, Inc. Business Combination.”

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $400,000,000 Public Offering and its sale of $10,000,000 of Private Placement Warrants (see Note 3).

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2020, the Trust Account consisted of money market funds.

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

As discussed above, the Company entered into a definitive agreement for the Proposed Business Combination and intends to seek stockholder approval of the Proposed Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Proposed Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The Company will complete the Proposed Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Proposed Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Proposed Business Combination, and instead may search for an alternate Business Combination.

In connection with a Business Combination, the Company may alternatively provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at the redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”) in subsequent periods.

The Company will have 24 months from the IPO Closing Date to complete the Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In connection with the Proposed Business Combination, the Sponsor and the Company’s independent directors (the “Initial Stockholders”) have also entered into a Waiver Agreement pursuant to which they have waived their rights to a conversion price adjustment with respect to any shares of common stock they may hold in connection with the consummation of the Proposed Business Combination. Currently, the Sponsor and the Company’s officers and directors own 20% of our issued and outstanding shares of common stock, including all of the Founder Shares (as defined below).

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A and Class F common stock, par value $0.0001 per share (the “Founder Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(3,215,855)	$(810,560)	$1,627,320	$(120,503)	$(2,433,543)	$(944,914)	$4,654,530	$(392,887)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	34,872,000	10,217,500
Basic and diluted net income/(loss) per share	$(0.08)	$(0.08)	$0.04	$(0.01)	$(0.06)	$(0.09)	$0.13	$(0.04)

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

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of Class A Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC

480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at September 30, 2020 and December 31, 2019, 38,420,462 and 38,713,476, respectively, of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the periods ended September 30, 2020 or December 31, 2019.

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

Investments and Cash Held in Trust Account

At September 30, 2020, the Company had $405,725,195 in the Trust Account which may be utilized for a Business Combination. At September 30, 2020, the Trust Account consisted of money markets funds.

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

In addition, at September 30, 2020 and December 31, 2019, the Company had current liabilities of $3,098,900 and $1,355,865, respectively, and working capital of ($2,520,566) and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who worked on seeking a Business Combination or are working on the Proposed Business Combination, as the case may be, as described in Note 1 under “Proposed Luminar Technologies, Inc. Business Combination.” Such work is continuing after September 30, 2020 and amounts are continuing to accrue.
3.	Public Offering

Public Units

On February 5, 2019, the Company sold 40,000,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Class A Stock and one-third of one redeemable Class A Stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the IPO Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of Class A Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act within 15 business days following the completion of the Business Combination covering the shares of Class A Stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriters at the IPO Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% ($14,000,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

4.       Related Party Transactions

Founder Shares

On October 18, 2018, the Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Initial Stockholders. On March 18, 2019, the Sponsor forfeited 781,250 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The Initial Stockholders have entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,666,666 warrants at a price of $1.50 per warrant (a purchase price of $10,000,000) in a private placement that occurred simultaneously with the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of a Business Combination.

The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless. Pursuant to certain letter agreements entered into at the time of consummating our initial public offering, the Initial Stockholders, subject to certain limited exceptions, have agreed not to transfer, assign or sell any Private Placement Warrants and any Class A Stock underlying such Private Placement Warrants until 30 days after the consummation of a Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Stock) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on February 1, 2019. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

For the nine months ended September 30, 2020 and year ending December 31, 2019, the Company paid the affiliate $180,000 and $220,000, respectively.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2020. As of September 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

As of September 30, 2020, investment securities in the Company’s Trust Account consist of $405,725,195 in money market funds.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	405,725,195	405,725,195	—	—
Total	$405,725,195	$405,725,195	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A Stock, par value $0.0001 per share and 20,000,000 Founder Shares, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2020, there were 40,000,000 shares of Class A Stock (inclusive of the 38,420,462 shares subject to redemption) and 10,000,000 Founder Shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2020, there were no shares of preferred stock issued and outstanding.

10.       Risk and Contingencies

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.       Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed consolidated financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

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

Recent Developments

Proposed Luminar Technologies, Inc. Business Combination

On August 24, 2020, the Company entered into the Merger Agreement, by and among the Company, Dawn Merger Sub I, Dawn Merger Sub II, and Luminar, which provides for, among other things: (a) the merger of Dawn Merger Sub I with and into Luminar, with Luminar continuing as the surviving corporation (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Luminar with and into Dawn Merger Sub II, with Dawn Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board on August 23, 2020.

The Merger Agreement

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of Luminar will be a number of shares of Class A Stock and Class B Stock (each deemed to have a value of $10.00 per share) with an implied value equal to $2,928,828,692, plus an aggregate amount of up to $30,000,000 depending on the amount of additional capital raised by Luminar prior to the closing of the Proposed Business Combination, divided by $10.00. Holders of shares of (a) Luminar’s Class A common stock, preferred stock and founders preferred stock will be entitled to receive a number of shares of newly-issued Class A Stock equal to the Per Share Company Stock Consideration (as defined in the Merger Agreement) issuable in Class A Stock and (b) Luminar’s Class B common stock will be entitled to receive a number of shares of newly-issued Company Class B common stock equal to the Per Share Company Stock Consideration issuable in Company Class B common stock.

In addition to the consideration to be paid at the closing of the Proposed Business Combination, stockholders of Luminar will be entitled to receive an additional number of earn-out shares from the Company, issuable in either Class A Stock or Company Class B common stock as provided in the Merger Agreement, of up to 7.5% of the total outstanding capital stock of the Company as of the closing of the Proposed Business Combination (including shares subject to outstanding Luminar stock options, restricted stock and warrants that will be assumed by the Company in connection with the Proposed Business Combination).

The Merger Agreement may be terminated at any time prior to the consummation of the Mergers (whether before or after each of the required Company stockholder vote and Luminar stockholder vote has been obtained) by mutual written consent of the Company and Luminar and in certain other circumstances, including if the transactions have not been consummated by February 5, 2021 and the delay in closing beyond such date is not due to the breach of the Merger Agreement by the party seeking to terminate.

Support Agreement

In connection with the execution of the Merger Agreement, the Company, Dawn Merger Sub I and Dawn Merger Sub II entered into a support agreement (the “Support Agreement”) with Austin Russell, who holds Luminar founders preferred stock and Luminar common stock representing approximately 39% of the voting power of Luminar capital stock (assuming that $170,000,000 of the Series X Financing Amount (as defined in the Merger Agreement) is funded). The Support Agreement provides, among other things, that on (or effective as of) the third business day following the date that the consent solicitation statement/prospectus included in the registration statement the Company has filed with the SEC on September 14, 2020 is declared effective and disseminated, Mr. Russell will execute and deliver a written consent with respect to the outstanding shares of Luminar founders preferred stock and Luminar common stock held by Mr. Russell adopting the Merger Agreement and approving the Mergers; provided, that in the event Luminar’s board of directors makes a Company Change in Recommendation (as defined in the Merger Agreement), Mr. Russell would only be required to vote a number of his Luminar shares in favor of the Mergers that would equal 35% of the total number of shares of Luminar capital stock on an as-converted basis, and would be entitled, in his sole discretion, to vote his remaining shares in any manner. In addition, the Support Agreement prohibits Mr. Russell from engaging in activities that have the effect of soliciting a competing Acquisition Proposal (as defined in the Merger Agreement).

Amended & Restated Registration Rights Agreement

Pursuant to the Merger Agreement and as a condition to the closing of the Proposed Business Combination, the Company, the Sponsor, the Initial Stockholders (together, the “Company Holders”) and certain stockholders of Luminar (the “Luminar Holders,” together with the Company Holders, the “Holders”) will enter into an Amended & Restated Registration Rights at the closing of the Proposed Business Combination (the “A&R Registration Rights Agreement”). Pursuant to the terms of the A&R Registration Rights Agreement, (a) any (i) outstanding share of Class A Stock or any Private Placement Warrants, (ii) shares of Class A Stock issued or issuable upon the exercise of any other equity security of the Company (including shares of Class A Stock issued or issuable upon the conversion of the Founder Shares or the Company Class B common stock and upon exercise of the Private Placement Warrants), and (iii) shares of Class A Stock issued as earn-out shares or issuable upon the conversion of any earn-out shares, in each case, held by the Luminar Holders, and (b) any other equity security of the Company issued or issuable with respect to any such share of Class A Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights.

The A&R Registration Rights Agreement provides that the Company will, within 30 days after the consummation of the transactions contemplated by the Merger Agreement, file with the SEC a shelf registration statement registering the resale of the Holders’ shares and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Holders are each entitled to make up to six demands for registration, excluding short form demands, that the Company register the shares held by these parties. In addition, the Holders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the A&R Registration Rights Agreement.

Lock-Up Agreements

Certain Luminar stockholders will enter into separate letters with the Company and Luminar (the “Lock-Up Agreements”), pursuant to which such Luminar stockholders will agree to be bound by restrictions on the transfer of their Class A Stock acquired pursuant to the Merger Agreement for 180 days after the completion of the Proposed Business Combination.

Voting Agreement

In connection with the execution of the Merger Agreement, Austin Russell entered into a voting agreement with the Company (the “Voting Agreement”). Under the Voting Agreement, Mr. Russell agrees that, following the consummation of the Proposed Business Combination, solely if he is involuntarily terminated from his position as the Chief Executive Officer of the post-combination company and as a result of his conviction of, or pleading guilty or nolo contendere to, a felony that has a material negative impact on the post-combination company, at any meeting of the stockholders of the post-combination company at which directors are to be elected following the consummation of the Proposed Business Combination, Mr. Russell, or any of his permitted successors or assigns, will not vote more than 10% of the Company Class B common stock he or they beneficially own in any director election.

Results of Operations

For the nine months ended September 30, 2020, we had a net loss of ($3,378,457). Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination and activity in connection with the Proposed Business Combination. We believe that we have sufficient funds available to complete our efforts to affect a Business Combination with an operating business by February 5, 2021. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination, or transaction costs in connection with the Proposed Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at September 30, 2020, we had $518,874 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination, including the Proposed Business Combination, will be successful.

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

On February 5, 2019, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $400,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Class A Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,055,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,055,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

On October 18, 2018, the Sponsor agreed to loan the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses related to the Public Offering. On October 18, 2018, the Company borrowed $150,000 against the Note, and on January 25, 2019, the Company borrowed an additional $150,000. This Note was non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

As of September 30, 2020 and December 31, 2019, we had cash held outside of the Trust Account of approximately $518,874 and $1,365,240, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2020 and December 31, 2019, the Company had current liabilities of $3,098,900 and $1,355,865 and working capital of ($2,520,566) and $145,774, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2020 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A Stock upon completion of a Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of September 30, 2020 and December 31, 2019, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriter is entitled to underwriting discounts and commissions of 5.5% ($22,000,000), of which 2.0% ($8,000,000) was paid at the IPO Closing Date, and 3.5% ($14,000,000) was deferred. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the Deferred Discount.

Significant Accounting Policies

See Note 2, Significant Accounting Policies for a description of our significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2020 have consisted solely of organizational activities and activities relating to our Public Offering, the identification of a target company for our Business Combination and entry into the Merger Agreement and transactions contemplated thereby in connection with the Proposed Business Combination. As of September 30, 2020, $405,725,195 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2020, investment securities in the Company’s Trust Account consists of $405,725,195 in money market funds. As of September 30, 2020, the effective annualized interest rate generated by our investments was approximately 1.37%.

We have not engaged in any hedging activities during the nine months ended September 30, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

Other than the risk factors disclosed in the proxy statement/consent solicitation statement/prospectus filed with the SEC by the Company on September 14, 2020, there have been no other material changes to the risk factors disclosed in our prospectus filed with the SEC on February 1, 2019, our Annual Report on Form 10-K filed with the SEC on March 13, 2020 or our Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020 and August 6, 2020; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Through September 30, 2020, we incurred approximately $8,865,105 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated February 1, 2019 which was filed with the SEC.

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

As of September 30, 2020, after giving effect to our Public Offering and our operations subsequent thereto, $405,725,195 was held in the Trust Account, and we had $518,874 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, transaction costs in connection with the Proposed Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
2.1

Merger Agreement, dated as of August 24, 2020, by and among Gores Metropoulos, Inc., Dawn Merger Sub, Inc., Dawn Merger Sub II, LLC and Luminar Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2020).

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

10.1

Support Agreement, dated as of August 24, 2020, by and among Gores Metropoulos, Inc., Dawn Merger Sub, Inc., Dawn Merger Sub II, LLC and Austin Russell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2020).

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Metropoulos, Inc. for the quarter ended September 30, 2020, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income,  (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES METROPOULOS, INC.

Date: November 6, 2020	By:	/s/ Alec Gores
Alec Gores
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)