Form 10-Q
period 2021-03-31
Luminar Technologies, Inc./DE
filed 2021-05-14
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 7, 2021, the registrant had 234,714,116 shares of Class A common stock and 105,118,203 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the heading “Risk Factors” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors”, which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,730	$208,944
Restricted cash	725	775
Marketable securities	403,591	276,710
Accounts receivable	2,143	5,971
Inventories, net	3,283	3,613
Prepaid expenses and other current assets	10,371	4,797
Total current assets	626,843	500,810
Property and equipment, net	8,366	7,689
Operating lease right-of-use assets	12,835	—
Goodwill	701	701
Other non-current assets	2,469	1,151
Total assets	$651,214	$510,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$6,039
Accrued and other current liabilities	8,919	10,452
Operating lease liabilities	4,312	—
Debt, current	104	99
Total current liabilities	21,180	16,590
Warrant liabilities	51,753	343,400
Debt, non-current	223	302
Operating lease liabilities, non-current	9,662	—
Other non-current liabilities	1,236	1,318
Total liabilities	84,054	361,610
Stockholders’ equity:
Class A common stock	23	22
Class B common stock	11	11
Additional paid-in capital	1,227,559	733,175
Accumulated other comprehensive income (loss)	(9)	34
Accumulated deficit	(660,424)	(584,501)
Total stockholders’ equity	567,160	148,741
Total liabilities and stockholders’ equity	$651,214	$510,351

See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$5,313	$3,872
Cost of sales	7,639	3,843
Gross profit (loss)	(2,326)	29
Operating expenses:
Research and development	14,010	8,408
Sales and marketing	2,635	1,843
General and administrative	10,273	4,613
Total operating expenses	26,918	14,864
Loss from operations	(29,244)	(14,835)
Other income (expense), net:
Change in fair value of warrant liabilities	(46,649)	(309)
Interest expense and other	(200)	(532)
Interest income and other	170	95
Total other income (expense), net	(46,679)	(746)
Net loss	$(75,923)	$(15,581)
Net loss attributable to common stockholders	$(75,923)	$(15,581)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.12)
Shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	332,987,523	128,668,864
Comprehensive Loss:
Net loss	$(75,923)	$(15,581)
Net unrealized gains (losses) on available-for-sale debt securities	(43)	(7)
Comprehensive loss	$(75,966)	$(15,588)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Series A Convertible Preferred Stock		Founders Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	94,818,151	$244,743	26,206,837	$3	139,635,890	$14	—	$—	$10,457	$(1)	$(222,203)	$(211,730)
Share-based compensation	—	—	—	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive Income	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,581)	(15,581)
Balance as of March 31, 2020	94,818,151	244,743	26,206,837	3	139,635,890	14	—	—	11,598	(8)	(237,784)	(226,177)

Balance as of December 31, 2020	—	$—	—	$—	218,818,037	$22	105,118,203	$11	$733,175	$34	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of warrants and stock options	—	—	—	—	15,757,955	1	—	—	492,541	—	—	492,542
Share-based compensation	—	—	—	—	—	—	—	—	1,843	—	—	1,843
Other comprehensive Income	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	(75,923)	(75,923)
Balance as of March 31, 2021	—	$—	—	$—	234,575,992	$23	105,118,203	$11	$1,227,559	$(9)	$(660,424)	$567,160
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(75,923)	$(15,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	628
Noncash lease expense related to operating right-of-use assets	890	—
Amortization of premium (discount) on marketable securities	262	(14)
Unrealized loss on marketable securities	278	—
Change in fair value of warrants	46,649	309
Impairment of inventories	257	225
Share-based compensation	1,837	1,128
Other	575	117
Changes in operating assets and liabilities:
Accounts receivable	3,828	(1,560)
Inventories	(442)	(2,508)
Prepaid expenses and other current assets	(5,797)	(760)
Other non-current assets	(1,318)	74
Accounts payable	1,766	(28)
Accrued and other current liabilities	(813)	444
Other non-current liabilities	(720)	(7)
Net cash used in operating activities	(28,014)	(17,533)
Cash flows from investing activities:
Purchases of marketable securities	(226,245)	—
Proceeds from maturities of marketable securities	69,275	—
Proceeds from sales of marketable securities	29,505	2,319
Purchases of property and equipment	(889)	(898)
Net cash provided by (used in) investing activities	(128,354)	1,421
Cash flows from financing activities:
Repayment of debt	(75)	(2,678)
Principal payments on finance leases (capital lease prior to adoption of ASC 842)	(67)	(49)
Proceeds from exercise of warrants	153,927	—
Proceeds from exercise of stock options	321	—
Repurchase of common stock and redemption of warrants	(2)	(1)
Net cash provided by (used in) financing activities	154,104	(2,728)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(2,264)	(18,840)
Beginning cash and cash equivalents, and restricted cash and cash equivalents	209,719	27,305
Ending cash and cash equivalents, and restricted cash and cash equivalents	$207,455	$8,465
Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$329
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$338,293	$—
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	10,849	—
Operating lease right-of-use assets obtained in exchange for lease obligations	2,876	—
Deferred financing costs recorded in accrued liabilities	223	—
Assets acquired under finance leases (capital lease prior to adoption of ASC 842)	—	133
Purchases of property and equipment recorded in accounts payable and accrued liabilities	504	35
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. and its wholly-owned subsidiaries (the “Company” or “Luminar”) was originally incorporated in Delaware on August 28, 2018 under the name Gores Metropoulos, Inc (“Gores”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 2, 2020 (the “Closing Date”), the Company (at such time named Gores Metropoulos, Inc.) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated August 24, 2020 with the pre-Business Combination Luminar Technologies, Inc. (“Legacy Luminar”). In connection with the consummation of the Business Combination, the Company changed its name from Gores Metropoulos, Inc. to Luminar Technologies, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “LAZR.” The Company’s public warrants to purchase shares of Class A common stock were listed on the NASDAQ under the symbol “LAZRW,” until they were delisted on March 5, 2021 upon exercise and redemption.
Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiary following the Business Combination, “Gores” refers to the Company prior to the Business Combination and “Legacy Luminar” refers to Luminar Technologies Inc., prior to the Business Combination. Refer to Note 3 to the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information relating to the Business Combination.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, valuation allowance for deferred tax assets, valuation of warrants, revenue, stock-based compensation expense and other loss contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segment Information
The Company has determined its operating segments on the same basis that it uses to evaluate its performance internally. The Company has two business activities: (i) manufacturing and distribution of lidar sensors that measure distance using laser light to generate a highly accurate 3D map for automotive mobility applications and (ii) development of ultra-sensitive pixel-based sensors and designing, testing and providing consulting services for non-standard integrated circuits that are essential for systems to meet the requirement of customers. The Company’s operating segments are (i) Autonomy Solutions and (ii) Component Sales. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews the operating results of these segments for the purpose of allocating resources and evaluating financial performance.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. The Company held cash in foreign entities of $0.5 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.
The Company’s revenue is derived from customers located in the United States and international markets. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires advance payment from customers in certain circumstances. The Company generally does not require collateral.
Three customers accounted for 28%, 19%, and 18%, respectively, of the Company’s accounts receivable at March 31, 2021 and one customer accounted for 86% of the Company’s accounts receivable at December 31, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Other than the accounting policies discussed below related to equity investments, accounting for Earn-Out shares and in Note 11 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2021. See Note 11 related to the adoption of ASC 842.
Equity Investments
The Company’s holds marketable equity investments, over which the Company does not have a controlling interest or significant influence. Marketable equity investments are measured using the quoted prices in active markets with changes recorded in other income (expense), net on the condensed consolidated statement of operations.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In transition, the Company recognized and measured leases at the beginning of the period of adoption, January 1, 2021, using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. See Note 11 for disclosure on the impact of adopting this standard.
Recent Accounting Pronouncements Not Yet Effective
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Revenue
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

	Three Months Ended March 31,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by primary geographical market:
North America	$2,539	48%	$1,085	28%
Asia Pacific	321	6%	8	—%
Europe and Middle East	2,453	46%	2,779	72%
Total	$5,313	100%	$3,872	100%
Revenue by timing of recognition:
Recognized at a point in time	$2,053	39%	$608	16%
Recognized over time	3,260	61%	3,264	84%
Total	$5,313	100%	$3,872	100%
Revenue by segment:
Autonomy Solutions	$4,336	82%	$3,297	85%
Component Sales	977	18%	575	15%
Total	$5,313	100%	$3,872	100%
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. VCTF is entitled to purchase from the Company up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share. The warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones. The fair value of warrants aggregating $2.9 million represent consideration payable to a customer and would be recognized as reduction in revenue consistent with the revenue recognition pattern when these warrants become probable of vesting. The Company’s management determined that the vesting of these warrants was not probable as of March 31, 2021.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company’s contract assets as of March 31, 2021 and December 31, 2020 were $1.2 million and $0, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $0.7 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The significant changes in contract liabilities balances consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Beginning balance	$2,284	$225
Revenue recognized that was included in the contract liabilities beginning balance	(1,667)	(225)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	37	2,284
Ending balance	$654	$2,284
Note 4. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$210,739	$29	$(59)	$210,709
Commercial paper	272,457	15	(8)	272,464
Corporate bonds	61,662	29	(19)	61,672
Asset-backed securities	8,047	4	—	8,051
Total debt securities	$552,905	$77	$(86)	$552,896
Included in cash and cash equivalents	$166,249	$6	$—	$166,255
Included in marketable securities	$386,656	$71	$(86)	$386,641

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$155,339	$14	$(6)	$155,347
U.S. agency and government sponsored securities	19,996	—	—	19,996
Commercial paper	182,218	6	(4)	182,220
Corporate bonds	45,431	21	(2)	45,450
Asset-backed securities	7,012	6	—	7,018
Total debt securities	$409,996	$47	$(12)	$410,031
Included in cash and cash equivalents	$133,319	$4	$(2)	$133,321
Included in marketable securities	$276,677	$43	$(10)	$276,710
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(59)	$54,992	$(6)	$65,298
Commercial paper	(8)	46,305	(4)	47,629
Corporate bonds	(19)	29,713	(2)	15,575
Total	$(86)	$131,010	$(12)	$128,502

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments included in marketable securities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Equity investments included in marketable securities	$16,950	$—
Total realized and unrealized gains and losses associated with the Company’s equity investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Net realized gains (losses) recognized on equity investments sold	$114	$—
Net unrealized gains (losses) recognized on equity investments held	(278)	—
Total net gains (losses) recognized in other income (expense), net	$(164)	$—
Note 5. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$21,440	$10,652
Money market funds	19,035	64,971
U.S. Treasury	—	24,999
Commercial paper	166,255	108,322
Total cash and cash equivalents	$206,730	$208,944
Inventories, net
Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$1,805	$625
Work-in-process	520	52
Finished goods	958	2,936
Total inventories, net	$3,283	$3,613
The Company’s inventory write-down for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$8,012	$1,073
Contract assets	1,221	—
Advance payments to vendors	196	961
Prepaid rent and other	—	503
Other receivables	942	2,260
Total prepaid expenses and other current assets	$10,371	$4,797

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware and software	$2,559	$2,450
Demonstration fleet and demonstration units	1,669	1,821
Machinery and equipment	6,596	5,940
Furniture and fixtures	293	293
Vehicles	856	835
Leasehold improvements	960	791
Construction in progress	1,841	1,410
Total property and equipment	14,774	13,540
Accumulated depreciation and amortization	(6,408)	(5,851)
Total property and equipment, net	$8,366	$7,689
Depreciation and amortization associated with property and equipment was $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware and software	$88	$88
Machinery and equipment	838	838
Total property and equipment, gross	926	926
Less: accumulated depreciation	(261)	(219)
Total property and equipment, net	$665	$707
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Security deposits	$1,072	$1,106
Other non-current assets	1,397	45
Total other non-current assets	$2,469	$1,151
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses	$3,654	$3,998
Warranty liabilities	283	259
Contract liabilities	654	2,284
Accrued compensation and benefits	3,595	3,071
Contract losses	452	558
Finance lease (capital lease prior to adoption of ASC 842) liabilities, current	281	282
Total accrued and other current liabilities	$8,919	$10,452

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred rent	$—	$826
Finance lease (capital lease prior to adoption of ASC 842) liabilities, non-current	263	331
Other non-current liabilities	973	161
Total other non-current liabilities	$1,236	$1,318
Note 6. Fair Value Measurements
The Company carries cash equivalents, marketable investments, and Public and Private Warrants. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded. Because the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2020. As of March 31, 2021, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 4.68 years, volatility of 64.2% and a risk-free rate of 0.83%. Accordingly, the Private Warrants are classified as Level 3 financial instruments. The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value as of March 31, 2021 (in thousands):

Private Warrants
Balance as of December 31, 2020	$—
Additions	51,753
Exercise	—
Measurement adjustments	—
Balance as of March 31, 2021	$51,753

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,035	$—	$—	$19,035
U.S. Treasury	—	—	—	—
Commercial paper	—	166,255	—	166,255
Total cash equivalents	$19,035	$166,255	$—	$185,290
Marketable investments:
U.S. Treasury	$210,709	$—	$—	$210,709
U.S. agency and government sponsored securities	—	—	—	—
Commercial paper	—	106,209	—	106,209
Corporate bonds	—	61,672	—	61,672
Asset-backed securities	—	8,051	—	8,051
Equity investments	$16,950	$—	$—	$16,950
Total marketable investments	$227,659	$175,932	$—	$403,591
Liabilities:
Public Warrants	$—	$—	$—	$—
Private Warrants	—	—	51,753	51,753
Total warrant liabilities	$—	$—	$51,753	$51,753

	Fair Value (in thousands) Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$64,971	$—	$—	$64,971
U.S. Treasury	24,999	—	—	24,999
Commercial paper	—	108,322	—	108,322
Total cash equivalents	$89,970	$108,322	$—	$198,292
Marketable investments:
U.S. Treasury	$130,348	$—	$—	$130,348
U.S. agency and government sponsored securities	—	19,996	—	19,996
Commercial paper	—	73,898	—	73,898
Corporate bonds	—	45,450	—	45,450
Asset-backed securities	—	7,018	—	7,018
Total marketable investments	$130,348	$146,362	$—	$276,710
Liabilities:
Public Warrants	$228,933	$—	$—	$228,933
Private Warrants	—	114,467	—	114,467
Total warrant liabilities	$228,933	$114,467	$—	$343,400

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 31, 2021, the Company had authorized 715,000,000 and 121,000,000 shares of Class A and Class B common stock. As of March 31, 2021, the Company had 234,575,992 and 105,118,203 shares of Class A and Class B common stock issued and outstanding, respectively.
Public and Private Warrants
As of December 31, 2020, the Company had 13,333,309 Public Warrants and 6,666,666 Private Warrants outstanding. On February 3, 2021, the Company announced that holders of its 13,333,309 outstanding public warrants to purchase shares of its Class A common stock (the “Public Warrants”), will have until March 5, 2021 to exercise their Public Warrants. The Public Warrants were exercisable for an aggregate of 13,333,309 shares of Class A common stock at a price of $11.50 per share. On March 10, 2021, the Company changed the previously announced redemption date of March 5, 2021 to a new redemption date of March 16, 2021 for the redemption of its outstanding Public Warrants. As of March 16, 2021, 3,589,645 Private Warrants and 13,128,671 Public Warrants were exercised, and the Company received $153.9 million in cash proceeds from the exercise of these warrants. Pursuant to the terms of the agreements governing the rights of the holders of the Public Warrants, the Company redeemed the remaining unexercised and outstanding 204,638 Public Warrants after March 16, 2021 for a redemption price of $0.01 per Public Warrant. The Company had 3,077,021 Private Warrants and no Public Warrants, outstanding as of March 31, 2021.
Note 8. Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2021 and 2020: (in thousands, except for share and per share amounts):

	March 31,
	2021	2020
Numerator:
Net loss	$(75,923)	$(15,581)
Deemed dividend attributable to BCF accretion	—	—
Net loss attributable to common shareholders	$(75,923)	$(15,581)
Denominator:
Weighted average common shares outstanding- Basic	332,987,523	128,668,864
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	332,987,523	128,668,864
Net loss per shares attributable to common shareholders- Basic and Diluted	$(0.23)	$(0.12)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the potential shares of Common Stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	March 31,
	2021	2020
Warrants	7,166,301	5,060,907
Stock options	15,776,371	12,804,955
Restricted stock awards and restricted stock units	2,208,842	5,178,722
Series A Convertible Preferred Stock	—	94,818,151
Founders Preferred Stock	—	26,206,837
Earn-out shares	25,818,744	—
Total	50,970,258	144,069,572
Note 9. Stock-based Compensation
The Company maintained the 2015 Stock Plan (the “2015 Plan”) under which incentive stock options, non-qualified stock options, and restricted stock were granted to employees and non-employee consultants. In connection with the Business Combination, the Company assumed the 2015 Plan upon the Closing. The Company terminated the 2015 Plan, provided that the outstanding awards previously granted under the 2015 Plan continue to remain outstanding under the 2015 Plan. In December 2020, the Company’s Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, as of March 31, 2021, the Company was authorized to issue a maximum number of 36,588,278 shares of Class A common stock. The Company granted 798,203 restricted stock units in the three months ended March 31, 2021.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2021 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2020	16,188,071	$1.67
Granted	—	—
Exercised	(183,918)	1.71
Forfeited	(227,782)	1.71
Outstanding as of March 31, 2021	15,776,371	1.71	8.83	$356,546
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $4.5 million and $0, respectively. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $1.9 million and $0.2 million, respectively, during the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Awards
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
award, recipients of restricted stock are granted voting rights and receive dividends on unvested shares. No restricted stock awards have been granted after June 30, 2019.
Restricted stock awards activity for the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,815,891	$1.15
Granted	—	—
Forfeited	(47,444)	1.10
Vested	(357,808)	0.83
Outstanding as of March 31, 2021	1,410,639	1.13
Restricted Stock units
A summary of the Company’s restricted stock units activity for the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	—	$—
Granted	798,203	28.18
Forfeited	—	—
Vested	—	—
Outstanding as of March 31, 2021	798,203	28.18
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$83	$72
Research and development	762	435
Sales and marketing	186	82
General and administrative	806	540
Total	$1,837	$1,129
Note 10. Income Taxes
The effective tax rate was 0% and 0% for the three months ended March 31, 2021 and 2020, respectively. The three months effective tax rates differ significantly from our statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of March 31, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor. During the three months ended March 31, 2021, there were no material changes to the total amount of unrecognized tax benefits.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Leases
The Company leases manufacturing equipment under non-cancelable finance leases expiring at various dates through December 2025. The Company also leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through June 2026. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income was not material.
The Company adopted ASC 842 using the modified retrospective method on January 1, 2021. The Company elected the available package of practical expedients and implemented internal controls to enable the preparation of financial information upon adoption. The most significant impact of the adoption of ASC 842 was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases of $10.8 million and $12.0 million, respectively, and a reversal of deferred rent of $1.2 million on January 1, 2021. The Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.
The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of use assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, and finance lease liabilities in the Company’s condensed consolidated balance sheets.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on an amount equal to the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward existing lease classification and to exclude leases with original terms of one year or less. Further, the Company elected to combine lease and non-lease components for all asset classes. Any variable lease components are expensed as incurred. The operating lease right-of-use asset also include adjustments related to prepaid or deferred lease payments and lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expenses for the three months ended March 31, 2021 were as follows (in thousands):

Amount
Operating lease cost	$1,174
Variable lease cost	459
Total operating lease cost	$1,633
Finance lease cost:
Amortization of right-of-use assets	$42
Interest on finance lease liabilities	15
Total finance lease cost	$57
Supplemental cash flow information for the three months ended March 31, 2021 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(1,219)
Cash paid for finance leases included in financing activities	(82)
Right of use assets obtained in exchange for lease obligations:
Operating leases	2,876
Finance leases	—

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2021
Operating leases:
Operating lease right-of-use assets	$12,835

Operating lease liabilities:
Operating lease liabilities, current	$4,312
Operating lease liabilities, non-current	9,662
Total operating lease liabilities	$13,974
Finance leases:
Property and equipment, gross	$926
Less: accumulated depreciation	(261)
Property and equipment, net	$665

Finance lease liabilities, current	$281
Finance lease liabilities, non-current	263
Total finance lease liabilities	$544
Weighted average remaining terms were as follows (in years):

March 31, 2021
Weighted average remaining lease term
Operating leases	3.59
Finance leases	2.32
Weighted average discount rates were as follows:

March 31, 2021
Weighted average discount rate
Operating leases	2.79%
Finance leases	10.11%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (remaining nine months)	$3,297	$245
2022	4,998	240
2023	4,095	71
2024	1,699	28
2025	1,187	26
2026	602	—
Total lease payments	15,878	610
Less: imputed interest	(1,904)	(66)
Total leases liabilities	$13,974	$544

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disclosures under ASC 840, Leases
Rent expense for the three months ended March 31, 2020 was $1.4 million.
As of December 31, 2020, future minimum lease payments under all noncancelable capital and operating leases with an initial lease term in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases
2021	$331	$5,834
2022	240	6,172
2023	70	4,544
2024	28	746
2025	25	—
Thereafter	—	—
Total minimum lease payments	694	$17,296
Less: amount representing interest	80
Capital lease obligations	$614
Note 12. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $10.7 million as of March 31, 2021, which are expected to be received within a year.
Legal Matters
From time to time, the Company is involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates.
Note 13. Segment and Customer Concentration Information
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

Three Months Ended March 31, 2021
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$4,336	$977	$5,313	$—	$5,313
Revenues from internal customer	1,275	1,142	2,417	(2,417)	—
Total Revenue	$5,611	$2,119	$7,730	$(2,417)	$5,313
Depreciation and amortization	$638	$20	$658	$(1)	$657
Operating loss	(28,868)	(237)	(29,105)	(139)	(29,244)
Other significant items:
Segment assets	650,211	3,708	653,919	(2,705)	651,214
Inventories, net	3,245	38	3,283	—	3,283

Three Months Ended March 31, 2020
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$3,297	$575	$3,872	$—	$3,872
Revenues from internal customer	—	842	842	(842)	—
Total Revenue	$3,297	$1,417	$4,714	$(842)	$3,872
Depreciation and amortization	$591	$37	$628	$—	$628
Operating income (loss)	(14,946)	111	(14,835)	—	(14,835)
Other significant items:
Segment assets	36,068	2,515	38,583	(3,085)	35,498
Inventories, net	6,168	—	6,168	—	6,168
(1) Represent the eliminations of all intercompany balances and transactions during the period presented.
One customer accounted for 45% of the Company’s revenue for the three months ended March 31, 2021. One customer accounted for 66% of the Company’s revenue for the three months ended March 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 14, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
Our lidar hardware and software products help set the standard for safety in the industry, and are designed to enable accurate and reliable detections of some of the most challenging “edge cases” that autonomous vehicles can encounter on a regular basis. This is achieved by advancing existing lidar range and resolution to new levels, ensuring hard-to-see objects like a tire on the road ahead or a child that runs into the street are more likely to be detected, as well as our software to interpret the data and inform autonomous and assisted driving decisions.
Our full-stack hardware and software autonomy solution for cars and trucks as well as our standalone lidar technology offerings have made us one of the leading partners for the world’s top OEMs. We are currently partnering with eight of the top-ten global automakers, by sales, and have the goal of being the first lidar company to produce highway self-driving and next-generation Proactive Safety systems for series production. With approximately 400 employees across eight global locations, we have scaled to over 50 partners in the last two years, including the first industry-wide automotive series production award in the autonomous space, awarded by Volvo Cars in May 2020, with series production expected to commence in 2022. We subsequently entered into a strategic partnership with Daimler Truck AG in October 2020 and with Mobileye Vision Technologies Ltd (“Mobileye”) in November 2020. In March 2021, we announced a partnership with Zenseact to deliver autonomous software for series production vehicles and entered into a relationship with SAIC Motor Corporation, the largest automaker in China.
The automotive industry is among the largest in the world and features an estimated total addressable market opportunity (“TAM”) for ADAS and autonomous solutions (Level 0 through Level 5) expected to exceed $150 billion by 2030. Our model to capture this opportunity is to directly partner with top established automotive companies in order to power their autonomous future. Correspondingly, we have successfully established customer partnerships with over 50 companies across three primary application verticals: passenger vehicles, commercial trucks, and robo-taxis. We have multiple levers for sustained growth, including significant industry tailwinds, a strong five-year product roadmap in production and development, a robust series production and standardization pipeline with anticipated long-term contracts and substantial new, adjacent market opportunities. Powered by breakthrough technology, our solutions are ready to enable autonomous vehicles to be safe and ubiquitous.
COVID-19 Impact
The coronavirus (COVID-19) pandemic has adversely affected some of our customers’ business operations, which has impacted our revenue in 2020 and 2021 as well as resulted in the impairment of inventory in 2020. The extent of the continued impact of the coronavirus pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, and employees, all of which is uncertain at this time. We expect the coronavirus (COVID-19) pandemic to potentially adversely impact our revenue and results of operations, but we are unable to predict at this time the size and duration of this adverse impact.

Industrialization and Customer Update
Industrialization Update
On May 13th, Luminar announced its series manufacturing partnerships with Celestica and Fabrinet. We also announced our achievement of the critical milestone of bringing online the initial production line at Celestica’s automotive-certified facility in Monterrey, Mexico with the first unit coming off of the line. We remain on schedule to enter the C-Sample phase by the end of 2021.
We also continue to advance validation of Iris and development of our Sentinel software as we move up and beyond the foundation of lidar, reinforcing our transition to a system-level autonomous vehicle company. Following the introduction of Sentinel last quarter, we kicked off the next phase of the software development through our partnership with Zenseact. Iris lidar data has been collected to train and optimize the performance of our perception software, and we received the green light from German authorities to proceed with Sentinel full-stack solution development and testing on public German roads.
Customer Update
Luminar recently announced two new major customers:
•Airbus UpNext: Airbus SE’s subsidiary UpNext – which was created to give future flight technologies a development fast-track by building, evaluating, maturing and validating new products and services that encompass radical technological breakthroughs – is integrating our lidar technology into its Vertex platform to enable safe, autonomous flight. This partnership marks our first foray into the nearly $1 trillion aviation industry and is aimed at increasing air safety and enabling autonomous operation with automatic obstacle detection.
•Pony.ai: Our Iris will be seamlessly integrated into Pony.ai’s next-generation autonomous driving platform, featuring a multi-sensor 360-degree configuration and enabling the vehicles to operate safely and reliably in complex urban environments. Pony.ai is set to start deployment of a 200-vehicle robo-taxi fleet in urban settings across five cities in China and the U.S. The partnership is developing a new integrated sensor design that signals a shift from vehicle testing to advanced development and production scale.
Basis of Presentation
We currently conduct our business through two operating segments: (i) Autonomy Solutions and (ii) Component Sales.
Components of Results of Operations
Revenue
Our revenue producing activities can be viewed as two separate and distinct operating segments: (i) Autonomy Solutions and (ii) Component Sales.
The Autonomy Solutions segment is engaged in design, manufacturing and sale of lidar sensors as well as related perception and autonomy enabling software solutions catering mainly to the original equipment manufacturers in the automobile, commercial vehicle, robo-taxi and adjacent industries. The Autonomy Solutions segment has historically entered into Strategic Partner Programs (“SPP”) with leading automotive partners and other customers. An SPP is a contract under which we deliver our product to a specified customer at a fixed price under customary terms and conditions, usually in collaboration on an autonomous vehicle development program. With many major automakers having signed SPP contracts, we are shifting our focus from entering into SPPs with new partners to converting existing SPPs and relationships with our partners into series production programs. Once we achieve series production, the primary sources of revenue are expected to shift from prototype sales and services revenue to sales of lidar hardware, perception software and autonomy enabling software for series production vehicles.
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
Change in Fair Value of Warrants
Change in fair value of warrants are non-cash changes and primarily consists of changes in fair value related to the warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 480 and the corresponding increase or decrease in value impacts our net loss.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Revenue	$5,313	$3,872	$1,441	37%
Cost of sales	7,639	3,843	3,796	99%
Gross profit (loss)	(2,326)	29	(2,355)	(8121)%
Operating Expenses:
Research and development	14,010	8,408	5,602	67%
Sales and marketing	2,635	1,843	792	43%
General and administrative	10,273	4,613	5,660	123%
Total operating expenses	26,918	14,864	12,054	81%
Loss from operations	(29,244)	(14,835)	(14,409)	97%
Other income (expense), net:
Change in fair value of warrants	(46,649)	(309)	(46,340)	14997%
Interest expense	(200)	(532)	332	(62)%
Interest income and other	170	95	75	79%
Total other income (expense), net	(46,679)	(746)	(45,933)	6157%
Net loss	$(75,923)	$(15,581)	$(60,342)	387%
Revenue
The increase in revenue in the three months ended March 31, 2021 (Q1 2021) compared to the three months ended March 31, 2020 (Q1 2020) was driven by increased revenue from our Autonomy Solutions and Component Sales segment. The breakdown of our revenue by these segments for the periods presented was as follows (in thousands):

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Revenue:
Autonomy Solutions	$4,336	$3,297	$1,039	32%
Component Sales	977	575	402	70%
Total	$5,313	$3,872	$1,441	37%
The increase in revenue of our Autonomy Solutions segment in Q1 2021 compared to Q1 2020 was primarily driven by higher sensor sales.
The increase in revenue of our Component Sales segment in Q1 2021 compared to Q1 2020 was primarily due to the completion of certain customer contracts.
Cost of Sales and Gross Profit (Loss)
The increase in our cost of sales in Q1 2021 compared to Q1 2020 was primarily due to more sensor units sold in our Autonomy Solutions segment and more costs associated with higher revenue in our Component Sales segment. Our gross loss increased in Q1 2021 compared to Q1 2020 primarily due to costs associated with initial ramp-up for production of Iris B-sample sensor units and additional fixed cost absorption as fewer Model H units were produced.
Operating Expenses
Research and Development
The increase in research and development expenses in Q1 2021 compared to Q1 2020 was primarily due to an increase in personnel-related costs resulting from increased headcount, consultant and contractor fees in relation to preparing for multiple series production launches and continued investments in research and development.

Sales and Marketing
The increase in sales and marketing expenses in Q1 2021 compared to Q1 2020 was primarily due to an increase in personnel related costs from increase in headcount and consultancy fees partially offset by lower travel expenses and trade show related costs due to COVID-19 restrictions.
General and Administrative
The increase in general and administrative expenses in Q1 2021 compared to Q1 2020 was primarily due to an increase in personnel related costs from increase in headcount and costs associated with being a public company. Increased public company costs during the quarter included $2.6 million in higher insurance costs and approximately $1.5 million in higher professional services fees (legal, accounting and auditing services, and regulatory fees).
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was due to the increase in the estimated fair value of Public and Private Warrants. During Q1 2021, 16,718,316 Public and Private Warrants were exercised and 204,638 Public Warrants were redeemed. Prior to the exercise and redemption, the fair value of the warrants was calculated and the net increase of $46.6 million in the fair value was recorded.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Segment operating income (loss)
Autonomy Solutions	$(28,868)	$(14,946)	$(13,922)	93%
Component Sales	(237)	111	(348)	(314%)
Liquidity and Capital Resources
Sources of Liquidity
Our capital requirements will depend on many factors, including lidar and software sales volume, the timing and extent of spending to support our manufacturing ramp-up for series production, R&D and launch efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. Until we can generate sufficient revenue from lidar sensors and software to cover our operating expenses, working capital and capital expenditures, we expect our current liquidity, comprising of cash, cash equivalents and marketable securities, to fund our cash needs. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
As of March 31, 2021, we had cash and cash equivalents totaling $206.7 million and marketable securities of $403.6 million, combining for a total liquidity of $610.3 million. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity.
In March 2021, we received $153.9 million in cash proceeds from the exercise of Public and Private warrants.
We have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in its accumulated deficit of $660.4 million as of March 31, 2021. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current our cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy over the next two years and until we expect to begin series production.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(28,014)	$(17,533)
Investing activities	$(128,354)	$1,421
Financing activities	$154,104	$(2,728)
Operating Activities
Net cash used in operating activities was $28.0 million during the three months ended March 31, 2021. Net cash used in operating activities was due to our net loss of $75.9 million adjusted for non-cash items of $51.4 million, primarily consisting of $46.6 million of change in fair value of warrant liabilities, $1.8 million of stock-based compensation and $0.7 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $3.5 million due to the timing of cash payments to vendors and cash receipts from customers.
Net cash used in operating activities was $17.5 million during the three months ended March 31, 2020. Net cash used in operating activities was due to our net loss of $15.6 million adjusted for non-cash items of $2.4 million, primarily consisting of $0.3 million of change in fair value of warrant liabilities, $1.1 million of stock-based compensation and $0.6 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $4.3 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $128.4 million in the three months ended March 31, 2021 comprised of $226.2 million related to purchases of marketable securities and $0.9 million in capital expenditures, offset by $29.5 million and $69.3 million, respectively, of cash proceeds from sale and maturities of marketable securities.
Net cash provided by investing activities of $1.4 million in the three months ended March 31, 2020 was comprised of cash proceeds from sales of marketable securities of $2.3 million, offset by $0.9 million in capital expenditures.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2021 was $154.1 million, compared to $2.7 million for the three months ended March 31, 2020. Net cash provided by financing activities of $154.1 million primarily related to $153.9 million of cash received from exercises of Public and Private Warrants, $0.3 million of cash received from exercises of stock options, offset by $0.1 million of cash paid for repayment of debt and $0.1 million of principal payments on finance leases.
Net cash used in financing activities of $2.7 million in the three months ended March 31, 2020 related to repayment of debt.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements.
During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Recent Accounting Pronouncements
See Note 2 of the notes to condensed consolidated financial statements included in this report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.
We had cash and cash equivalents, and marketable securities totaling $610.3 million as of March 31, 2021. Cash equivalents and marketable securities were invested primarily in U.S. treasury, commercial paper, corporate bonds, equity investments and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness in internal control over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”).
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2021 were not effective, and not withstanding the identified material weakness, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Material Weakness
As discussed in the 2020 Annual Report on Form 10-K, we completed the Business Combination on December 2, 2020. Prior to the Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design and implementation of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020.
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
Material Weakness Remediation
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

Changes in Internal Control Over Financial Reporting
Management continued to take action to remediate the material weakness during the quarterly period ended March 31, 2021. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Beginning January 1, 2021, we implemented ASC 842, Leases. We implemented changes to our processes and control activities related to recognizing operating lease right-of-use assets and operating lease liabilities with lease terms of more than 12 months, The new standard did not have any impact on our finance leases (capital leases under ASC 840). The new process and control activities implemented include review of contracts to determine if an arrangement is a lease at inception and to appropriately identify and account for operating lease right-of-use assets, operating lease liabilities and related disclosures.
Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 12 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

12/8/20
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company.	8-K/A	001-38791	3.2	12/8/20

10.1†	Luminar Technologies, Inc. Director Compensation Policy.	10-K	001-38791	10.14	04/14/21
12/8/20
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

†Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: May 14, 2021	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer and Secretary
(Principal Financial Officer)