Form 10-Q
period 2021-06-30
Luminar Technologies, Inc./DE
filed 2021-08-13
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 6, 2021, the registrant had 247,595,607 shares of Class A common stock and 94,618,203 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,689	$208,944
Restricted cash	725	775
Marketable securities	445,755	276,710
Accounts receivable	2,444	5,971
Inventories, net	4,318	3,613
Prepaid expenses and other current assets	13,660	4,797
Total current assets	601,591	500,810
Property and equipment, net	9,258	7,689
Operating lease right-of-use assets	11,976	—
Goodwill	701	701
Other non-current assets	2,641	1,151
Total assets	$626,167	$510,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,996	$6,039
Accrued and other current liabilities	12,904	10,452
Operating lease liabilities	4,275	—
Debt, current	64	99
Total current liabilities	24,239	16,590
Warrant liabilities	44,825	343,400
Debt, non-current	194	302
Operating lease liabilities, non-current	8,760	—
Other non-current liabilities	1,133	1,318
Total liabilities	79,151	361,610
Stockholders’ equity:
Class A common stock	24	22
Class B common stock	11	11
Additional paid-in capital	1,244,228	733,175
Accumulated other comprehensive income	7	34
Accumulated deficit	(697,254)	(584,501)
Total stockholders’ equity	547,016	148,741
Total liabilities and stockholders’ equity	$626,167	$510,351

See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,309	$3,424	$11,622	$7,296
Cost of sales	7,853	7,442	15,492	11,285
Gross loss	(1,544)	(4,018)	(3,870)	(3,989)
Operating expenses:
Research and development	19,913	9,708	33,923	18,116
Sales and marketing	3,507	1,232	6,142	3,075
General and administrative	19,237	4,892	29,510	9,505
Total operating expenses	42,657	15,832	69,575	30,696
Loss from operations	(44,201)	(19,850)	(73,445)	(34,685)
Other income (expense), net:
Change in fair value of warrant liabilities	6,928	(4,265)	(39,721)	(4,574)
Loss on extinguishment of debt	—	(866)	—	(866)
Interest expense and other	(288)	(489)	(488)	(1,021)
Interest income and other	731	35	901	130
Total other income (expense), net	7,371	(5,585)	(39,308)	(6,331)
Net loss	$(36,830)	$(25,435)	$(112,753)	$(41,016)
Net loss attributable to common stockholders	$(36,830)	$(25,435)	$(112,753)	$(41,016)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.20)	$(0.33)	$(0.32)
Shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	340,255,023	129,650,239	336,641,349	128,780,581
Comprehensive Loss:
Net loss	$(36,830)	$(25,435)	$(112,753)	$(41,016)
Net unrealized gains (losses) on available-for-sale debt securities	16	16	(27)	9
Comprehensive loss	$(36,814)	$(25,419)	$(112,780)	$(41,007)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Series A Convertible Preferred Stock		Founders Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	94,818,151	$244,743	26,206,837	$3	139,635,890	$14	—	$—	$11,598	$(8)	$(237,784)	$(226,177)
Share-based compensation	—	—	—	—	—	—	—	—	2,291	—	—	2,291
Other comprehensive income	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	(25,435)	(25,435)
Balance as of June 30, 2020	94,818,151	$244,743	26,206,837	$3	139,635,890	$14	—	$—	$13,889	$8	$(263,219)	$(249,305)

Balance as of March 31, 2021	—	$—	—	$—	234,575,992	$23	105,118,203	$11	$1,227,559	$(9)	$(660,424)	$567,160
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	—	—	1,907,695	1	—	—	2,884	—	—	2,885
Share-based compensation	—	—	—	—	—	—	—	—	13,915	—	—	13,915
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	—	—	(140)			(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	—	—	—	—	10	—	—	10
Other comprehensive income	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	(36,830)	(36,830)
Balance as of June 30, 2021	—	$—	—	$—	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$(697,254)	$547,016
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Series A Convertible Preferred Stock		Founders Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	94,818,151	$244,743	26,206,837	$3	139,635,890	$14	—	$—	$10,457	$(1)	$(222,203)	$(211,730)
Share-based compensation	—	—	—	—	—	—	—	—	3,432	—	—	3,432
Other comprehensive income	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	(41,016)	(41,016)
Balance as of June 30, 2020	94,818,151	$244,743	26,206,837	$3	139,635,890	$14	—	$—	$13,889	$8	$(263,219)	$(249,305)

Balance as of December 31, 2020	—	$—	—	$—	218,818,037	$22	105,118,203	$11	$733,175	$34	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of warrants, stock options and vesting of restricted stock units	—	—	—	—	17,665,650	2	—	—	495,425	—	—	495,427
Share-based compensation	—	—	—	—	—	—	—	—	15,758	—	—	15,758
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	—	—	(140)	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	—	—	—	—	10	—	—	10
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	—	—	—	(112,753)	(112,753)
Balance as of June 30, 2021	—	$—	—	$—	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$(697,254)	$547,016
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(112,753)	$(41,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332	1,241
Noncash lease expense related to operating right-of-use assets	1,748	—
Amortization of premium on marketable securities	602	—
Unrealized loss on marketable securities	60	—
Change in fair value of warrants	39,721	4,574
Impairment of inventories	1,453	2,481
Loss on extinguishment of debt	—	866
Share-based compensation	16,367	3,413
Other	512	—
Changes in operating assets and liabilities:
Accounts receivable	3,527	(3,940)
Inventories	(2,640)	(3,440)
Prepaid expenses and other current assets	(8,469)	(1,049)
Other non-current assets	(1,490)	638
Accounts payable	854	92
Accrued and other current liabilities	2,652	2,531
Other non-current liabilities	(1,659)	(369)
Net cash used in operating activities	(58,183)	(33,978)
Cash flows from investing activities:
Purchases of marketable securities	(376,289)	—
Proceeds from maturities of marketable securities	169,619	—
Proceeds from sales of marketable securities	36,937	285
Purchases of property and equipment	(2,710)	(708)
Net cash used in investing activities	(172,443)	(423)
Cash flows from financing activities:
Cash received from Gores on settlement of recapitalization of escrow	10	—
Proceeds from the issuance of debt	—	31,910
Repayment of debt	(143)	(3,843)
Principal payments on finance leases (capital lease prior to adoption of ASC 842)	(143)	(108)
Proceeds from exercise of warrants	153,927	—
Proceeds from exercise of stock options	2,812	—
Proceeds from issuance of restricted common stock	—	9
Payments of employee taxes related to vested restricted stock units	(140)	—
Repurchase of common stock and redemption of warrants	(2)	(4)
Net cash provided by financing activities	156,321	27,964
Net decrease in cash, cash equivalents and restricted cash	(74,305)	(6,437)
Beginning cash, cash equivalents and restricted cash	209,719	27,305
Ending cash, cash equivalents and restricted cash	$135,414	$20,868
Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$1,328
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$338,293	$—
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	10,849	—
Operating lease right-of-use assets obtained in exchange for lease obligations	2,876	—
Assets acquired under finance leases (capital lease prior to adoption of ASC 842)	—	123
Purchases of property and equipment recorded in accounts payable and accrued liabilities	222	65
Receivable from stock option exercises	394	—
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. and its wholly-owned subsidiaries (the “Company” or “Luminar”) was originally incorporated in Delaware on August 28, 2018 under the name Gores Metropoulos, Inc (“Gores”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 2, 2020 (the “Closing Date”), the Company (at such time named Gores Metropoulos, Inc.) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 24, 2020 with the pre-Business Combination Luminar Technologies, Inc. (“Legacy Luminar”). In connection with the consummation of the Business Combination, the Company changed its name from Gores Metropoulos, Inc. to Luminar Technologies, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “LAZR.” The Company’s public warrants to purchase shares of Class A common stock were listed on the NASDAQ under the symbol “LAZRW,” until they were delisted on March 5, 2021 upon exercise and redemption.
Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Business Combination, “Gores” refers to the Company prior to the Business Combination and “Legacy Luminar” refers to Luminar Technologies, Inc., prior to the Business Combination. Refer to Note 3 to the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information relating to the Business Combination.
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
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company has two business activities: (i) manufacturing and distribution of lidar sensors that measure distance using laser light to generate a highly accurate 3D map for automotive mobility applications and (ii) development of ultra-sensitive pixel-based sensors and designing, testing and providing consulting services for non-standard integrated circuits that are essential for systems to meet the requirement of customers. The Company’s operating segments are (i) Autonomy Solutions and (ii) Component Sales. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews the operating results of these segments for the purpose of allocating resources and evaluating financial performance.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. The Company held cash in foreign entities of $0.7 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.
The Company’s revenue is derived from customers located in the United States and international markets. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires advance payment from customers in certain circumstances. The Company generally does not require collateral.
Two customers accounted for 67% and 10%, respectively, of the Company’s accounts receivable at June 30, 2021 and one customer accounted for 86% of the Company’s accounts receivable at December 31, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Other than the accounting policies discussed below related to equity investments and in Note 11 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2021.
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

	Three Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$4,061	64%	$640	19%
Asia Pacific	154	2%	205	6%
Europe and Middle East	2,094	33%	2,579	75%
Total	$6,309	100%	$3,424	100%
Revenue by timing of recognition:
Recognized at a point in time	$1,988	32%	$182	5%
Recognized over time	4,321	68%	3,242	95%
Total	$6,309	100%	$3,424	100%
Revenue by segment:
Autonomy Solutions	$5,822	92%	$2,809	82%
Component Sales	487	8%	615	18%
Total	$6,309	100%	$3,424	100%

	Six Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$6,600	57%	$1,725	24%
Asia Pacific	475	4%	213	3%
Europe and Middle East	4,547	39%	5,358	73%
Total	$11,622	100%	$7,296	100%
Revenue by timing of recognition:
Recognized at a point in time	$4,041	35%	$790	11%
Recognized over time	7,581	65%	6,506	89%
Total	$11,622	100%	$7,296	100%
Revenue by segment:
Autonomy Solutions	$10,158	87%	$6,106	84%
Component Sales	1,464	13%	1,190	16%
Total	$11,622	100%	$7,296	100%
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. VCTF is entitled to purchase from the Company up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share. The warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones and the probability of reaching commercial production and delivering production units. The fair value of warrants, aggregating $2.9 million, represents consideration payable to a customer and would be recognized as reduction in revenue consistent with the revenue recognition pattern when these warrants become probable of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
vesting. The Company’s management determined that the vesting of these warrants was not probable as of June 30, 2021. The following factors were considered in this determination:
During the second quarter of 2021, the Company issued a joint press release stating that Volvo intends to include Luminar’s Iris unit, the Company’s latest generation lidar sensor which meets the size, weight, cost, power and reliability requirements of automotive qualified series production, as standard on one of its vehicle programs as opposed to being only an option. While the announcement increased the targeted volume for the Company’s expected business with Volvo, the anticipated start of production and the necessary prototype testing procedures were not modified. As a result, this announcement does not impact the probability or likelihood of reaching commercial production.
The Company is in the process of transitioning from currently producing B-sample prototype Iris units at its advanced manufacturing operations in Orlando, Florida to producing C-sample prototype Iris units at its contract manufacturing partner. This transition is expected to occur by the end of this calendar year.
The Company recently completed its initial design freeze for the prototype C-sample Iris units. This design includes modifications from the Company’s B-sample Iris units as well as modifications to the production process for its contract manufacturing partner. The prototype units produced with this design and production process will need to undergo certain industry standard testing procedures. The Company’s management anticipates reaching the probability threshold for the initial tranche tied to reaching commercial production once it substantially completes these industry standard testing procedures, which is expected to be achieved in the second half of 2021.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but have not been billed. The Company’s contract assets as of June 30, 2021 and December 31, 2020 were $5.0 million and $0, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $0.6 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.
The significant changes in contract liabilities balances consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Beginning balance	$2,284	$225
Revenue recognized that was included in the contract liabilities beginning balance	(2,284)	(225)
Net increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	586	2,284
Ending balance	$586	$2,284

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$185,504	$12	$(81)	$185,435
U.S. agency and government sponsored securities	4,994	—	(3)	4,991
Commercial paper	226,610	18	(8)	226,620
Corporate bonds	84,672	71	(14)	84,729
Asset-backed securities	14,019	12	—	14,031
Total debt securities	$515,799	$113	$(106)	$515,806
Included in cash and cash equivalents	$86,520	$4	$(1)	$86,523
Included in marketable securities	$429,279	$109	$(105)	$429,283

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$155,339	$14	$(6)	$155,347
U.S. agency and government sponsored securities	19,996	—	—	19,996
Commercial paper	182,218	6	(4)	182,220
Corporate bonds	45,431	21	(2)	45,450
Asset-backed securities	7,012	6	—	7,018
Total debt securities	$409,996	$47	$(12)	$410,031
Included in cash and cash equivalents	$133,319	$4	$(2)	$133,321
Included in marketable securities	$276,677	$43	$(10)	$276,710
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(81)	$54,963	$(6)	$65,298
U.S. agency and government sponsored securities	(3)	4,991	—	—
Commercial paper	(8)	60,957	(4)	47,629
Corporate bonds	(14)	23,387	(2)	15,575
Total	$(106)	$144,298	$(12)	$128,502

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments included in marketable securities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Equity investments included in marketable securities	$16,472	$—
Total realized and unrealized gains and losses associated with the Company’s equity investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gains (losses) recognized on equity investments sold	$(33)	$—	$81	$—
Net unrealized gains (losses) recognized on equity investments held	253	—	(25)	—
Total net gains (losses) recognized in other income (expense), net	$220	$—	$56	$—
Note 5. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$16,299	$10,652
Money market funds	31,867	64,971
U.S. Treasury	—	24,999
Commercial paper	86,523	108,322
Total cash and cash equivalents	$134,689	$208,944
Inventories, net
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$2,419	$625
Work-in-process	1,618	52
Finished goods	281	2,936
Total inventories, net	$4,318	$3,613
The Company’s inventory write-down was $1.2 million and $1.5 million for the three and six months ended June 30, 2021, respectively, and $2.3 million and $2.5 million for the three and six months ended June 30, 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$6,307	$1,073
Contract assets	5,026	—
Advance payments to vendors	539	961
Prepaid rent and other	1	503
Other receivables	1,787	2,260
Total prepaid expenses and other current assets	$13,660	$4,797

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware and software	$2,978	$2,450
Demonstration fleet and demonstration units	1,973	1,821
Machinery and equipment	6,803	5,940
Furniture and fixtures	293	293
Vehicles	856	835
Leasehold improvements	960	791
Construction in progress	2,463	1,410
Total property and equipment	16,326	13,540
Accumulated depreciation and amortization	(7,068)	(5,851)
Total property and equipment, net	$9,258	$7,689
Depreciation and amortization expense associated with property and equipment was $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2020, respectively.
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware and software	$88	$88
Machinery and equipment	838	838
Total property and equipment, gross	926	926
Less: accumulated depreciation	(285)	(219)
Total property and equipment, net	$641	$707
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Security deposits	$1,038	$1,106
Other non-current assets	1,603	45
Total other non-current assets	$2,641	$1,151
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses	$4,959	$3,998
Warranty liabilities	331	259
Contract liabilities	586	2,284
Accrued compensation and benefits	3,788	3,071
Contract losses	220	558
Finance lease (capital lease prior to adoption of ASC 842) liabilities, current	273	282
Employee tax withholding	2,747	—
Total accrued and other current liabilities	$12,904	$10,452

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred rent	$—	$826
Finance lease (capital lease prior to adoption of ASC 842) liabilities, non-current	198	331
Other non-current liabilities	935	161
Total other non-current liabilities	$1,133	$1,318
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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded. Because the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2020. As of June 30, 2021, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 4.43 years, volatility of 64.6% and a risk-free rate of 0.75%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value as of June 30, 2021 (in thousands):

Private Warrants
Balance as of December 31, 2020	$—
Additions	51,753
Exercise	—
Measurement adjustments	(6,928)
Balance as of June 30, 2021	$44,825

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,867	$—	$—	$31,867
Commercial paper	—	86,523	—	86,523
Total cash equivalents	$31,867	$86,523	$—	$118,390
Marketable investments:
U.S. Treasury	$185,435	$—	$—	$185,435
U.S. agency and government sponsored securities	—	4,991	—	4,991
Commercial paper	—	140,097	—	140,097
Corporate bonds	—	84,729	—	84,729
Asset-backed securities	—	14,031	—	14,031
Equity investments	16,472	—	—	16,472
Total marketable investments	$201,907	$243,848	$—	$445,755
Liabilities:
Private Warrants	$—	$—	$44,825	$44,825
Total warrant liabilities	$—	$—	$44,825	$44,825

	Fair Value (in thousands) Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$64,971	$—	$—	$64,971
U.S. Treasury	24,999	—	—	24,999
Commercial paper	—	108,322	—	108,322
Total cash equivalents	$89,970	$108,322	$—	$198,292
Marketable investments:
U.S. Treasury	$130,348	$—	$—	$130,348
U.S. agency and government sponsored securities	—	19,996	—	19,996
Commercial paper	—	73,898	—	73,898
Corporate bonds	—	45,450	—	45,450
Asset-backed securities	—	7,018	—	7,018
Total marketable investments	$130,348	$146,362	$—	$276,710
Liabilities:
Public Warrants	$228,933	$—	$—	$228,933
Private Warrants	—	114,467	—	114,467
Total warrant liabilities	$228,933	$114,467	$—	$343,400
Note 7. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 30, 2021, the Company had authorized 715,000,000 and 121,000,000 shares of Class A and Class B common stock with a par value of $0.0001 per share for each class. As of June 30, 2021, the Company had 236,483,687 and 105,118,203 shares of Class A and Class B common stock issued and outstanding, respectively. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
stock is entitled to ten votes per share. On July 1, 2021, 10,500,000 shares of Class B common stock were converted into Class A common stock on a one-for-one basis.
Public and Private Warrants
As of December 31, 2020, the Company had 13,333,309 Public Warrants and 6,666,666 Private Warrants outstanding. On February 3, 2021, the Company announced that holders of its 13,333,309 outstanding public warrants had until March 5, 2021 to exercise their Public Warrants. The Public Warrants were exercisable for an aggregate of 13,333,309 shares of Class A common stock at a price of $11.50 per share. On March 10, 2021, the Company changed the previously announced redemption date of March 5, 2021 to a new redemption date of March 16, 2021 for the redemption of its outstanding Public Warrants. As of March 16, 2021, 3,589,645 Private Warrants and 13,128,671 Public Warrants were exercised, and the Company received $153.9 million in cash proceeds from the exercise of these warrants. Pursuant to the terms of the agreements governing the rights of the holders of the Public Warrants, the Company redeemed the remaining unexercised and outstanding 204,638 Public Warrants after March 16, 2021 for a redemption price of $0.01 per Public Warrant. The Company had 3,077,021 Private Warrants and no Public Warrants, outstanding as of June 30, 2021.
Note 8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock during the period plus, common stock equivalents, as calculated under the treasury stock method, outstanding during the period. If the Company reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive. The Company computes earnings (loss) per share using the two-class method for its Class A and Class B common stock. Earnings (loss) per share is same for both Class A and Class B common stock since they are entitled to the same liquidation and dividend rights. Earnings (loss) per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization.
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020: (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,830)	$(25,435)	$(112,753)	$(41,016)
Net loss attributable to common shareholders	$(36,830)	$(25,435)	$(112,753)	$(41,016)
Denominator:
Weighted average common shares outstanding- Basic	340,255,023	129,650,239	336,641,349	128,780,581
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	340,255,023	129,650,239	336,641,349	128,780,581
Net loss per shares attributable to common shareholders- Basic and Diluted	$(0.11)	$(0.20)	$(0.33)	$(0.32)
The following table presents the potential shares of Common Stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	June 30, 2021	June 30, 2020
Warrants	7,166,301	6,009,961
Stock options	13,642,433	16,556,734
Restricted stock awards and restricted stock units	6,869,178	2,730,208
Series A Convertible Preferred Stock	—	94,818,151
Founders Preferred Stock	—	26,206,837
Earn-out shares	25,818,744	—
Total	53,496,656	146,321,891

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stock-based Compensation
The Company maintained the 2015 Stock Plan (the “2015 Plan”) under which incentive stock options, non-qualified stock options, and restricted stock were granted to employees and non-employee consultants. In connection with the Business Combination, the Company assumed the 2015 Plan upon the Closing. The Company terminated the 2015 Plan, provided that the outstanding awards previously granted under the 2015 Plan continue to remain outstanding under the 2015 Plan. In December 2020, the Company’s Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, as of June 30, 2021, the Company was authorized to issue a maximum number of 36,588,278 shares of Class A common stock. The Company granted 5,992,091 restricted stock units in the six months ended June 30, 2021.
Stock Options
Under the terms of the 2015 Plan, incentive stock options had an exercise price at or above the fair market value of the stock on the date of the grant, while non-qualified stock options were permitted to be granted below fair market value of the stock on the date of grant. Stock options granted have service-based vesting conditions only. The service-based vesting conditions vary, though typically, stock options vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting monthly over the remaining 36 months. Option holders have a 10-year period to exercise their options before they expire. Forfeitures are recognized in the period of occurrence.
A summary of the Company’s stock option activity for the six months ended June 30, 2021 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2020	16,188,071	$1.67
Granted	—	—
Exercised	(1,911,041)	1.67
Forfeited	(634,597)	1.67
Outstanding as of June 30, 2021	13,642,433	1.71	8.54	$276,084
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $41.3 million and $0, respectively. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $3.6 million and $0.4 million, respectively, during the six months ended June 30, 2021 and 2020, respectively.
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
Restricted stock awards activity for the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,815,891	$1.15
Granted	—	—
Forfeited	(89,063)	1.14
Vested	(595,799)	0.96
Outstanding as of June 30, 2021	1,131,029	1.16

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock units
To date, the Company has granted restricted stock units (“RSUs”) under the 2020 Plan. Each RSU granted under the 2020 Plan represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over one to four years. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s restricted stock units activity for the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	—	$—
Granted	6,015,840	21.64
Forfeited	(66,717)	22.14
Vested	(187,225)	23.76
Outstanding as of June 30, 2021	5,761,898	22.46
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$1,127	$82	$1,210	$154
Research and development	5,663	632	6,425	1,067
Sales and marketing	934	102	1,120	184
General and administrative	6,806	1,468	7,612	2,008
Total	$14,530	$2,284	$16,367	$3,413
Note 10. Income Taxes
The effective tax rate was 0% and 0% for the three and six months ended June 30, 2021, respectively, and 0% and 0% for the three and six months ended June 30, 2020, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of June 30, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor. During the three and six months ended June 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
Note 11. Leases
The Company leases manufacturing equipment under non-cancelable finance leases expiring at various dates through December 2025. The Company also leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through June 2026. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
The Company adopted ASC 842 using the modified retrospective method on January 1, 2021. The Company elected the available package of practical expedients and implemented internal controls to enable the preparation of financial information upon adoption. The most significant impact of the adoption of ASC 842 was the recognition of right-of-use, or ROU, assets and

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The components of lease expenses for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease cost	$1,184	$2,358
Variable lease cost	445	904
Total operating lease cost	$1,629	$3,262
Finance lease cost:
Amortization of right-of-use assets	$42	$84
Interest on finance lease liabilities	13	28
Total finance lease cost	$55	$112
Supplemental cash flow information for the six months ended June 30, 2021 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(2,459)
Cash paid for finance leases included in financing activities	(172)
Right of use assets obtained in exchange for lease obligations:
Operating leases	2,876
Finance leases	—

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2021
Operating leases:
Operating lease right-of-use assets	$11,976
Operating lease liabilities:
Operating lease liabilities, current	$4,275
Operating lease liabilities, non-current	8,760
Total operating lease liabilities	$13,035
Finance leases:
Property and equipment, gross	$926
Less: accumulated depreciation	(285)
Property and equipment, net	$641

Finance lease liabilities, current	$273
Finance lease liabilities, non-current	198
Total finance lease liabilities	$471
Weighted average remaining terms were as follows (in years):

June 30, 2021
Weighted average remaining lease term
Operating leases	3.37
Finance leases	2.17
Weighted average discount rates were as follows:

June 30, 2021
Weighted average discount rate
Operating leases	2.80%
Finance leases	10.06%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (remaining six months)	$2,075	$158
2022	4,998	240
2023	4,095	71
2024	1,699	28
2025	1,187	26
2026	602	—
Total lease payments	14,656	523
Less: imputed interest	(1,621)	(52)
Total leases liabilities	$13,035	$471

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disclosures under ASC 840, Leases
Rent expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2020, respectively.
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
Note 12. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $36.8 million as of June 30, 2021, which are expected to be received within a year.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended June 30, 2021
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$5,822	$487	$6,309	$—	$6,309
Revenues from internal customer	1,846	1,207	3,053	(3,053)	—
Total revenue	$7,668	$1,694	$9,362	$(3,053)	$6,309
Depreciation and amortization	$652	$23	$675	$—	$675
Operating loss	(44,169)	(76)	(44,245)	44	(44,201)
Other significant items:
Segment assets	625,386	3,483	628,869	(2,702)	626,167
Inventories, net	4,288	30	4,318	—	4,318

	Three Months Ended June 30, 2020
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$2,809	$615	$3,424	$—	$3,424
Revenues from internal customer	—	889	889	(889)	—
Total revenue	$2,809	$1,504	$4,313	$(889)	$3,424
Depreciation and amortization	$569	$44	$613	$—	$613
Operating income (loss)	(19,927)	77	(19,850)	—	(19,850)
Other significant items:
Segment assets	50,231	2,672	52,903	(2,687)	50,216
Inventories, net	4,961	—	4,961	—	4,961

	Six Months Ended June 30, 2021
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$10,158	$1,464	$11,622	$—	$11,622
Revenues from internal customer	3,121	2,349	5,470	(5,470)	—
Total revenue	$13,279	$3,813	$17,092	$(5,470)	$11,622
Depreciation and amortization	$1,290	$43	$1,333	$(1)	$1,332
Operating loss	(73,037)	(313)	(73,350)	(95)	(73,445)
Other significant items:
Segment assets	625,386	3,483	628,869	(2,702)	626,167
Inventories, net	4,288	30	4,318	—	4,318

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$6,106	$1,190	$7,296	$—	$7,296
Revenues from internal customer	—	1,731	1,731	(1,731)	—
Total revenue	$6,106	$2,921	$9,027	$(1,731)	$7,296
Depreciation and amortization	$1,160	$81	$1,241	$—	$1,241
Operating income (loss)	(34,873)	188	(34,685)	—	(34,685)
Other significant items:
Segment assets	50,231	2,672	52,903	(2,687)	50,216
Inventories, net	4,961	—	4,961	—	4,961
(1) Represent the eliminations of all intercompany balances and transactions during the period presented.
Three customers accounted for 30%, 30% and 25% of the Company’s revenue for the three months ended June 30, 2021. Three customers accounted for 21%, 37% and 18% of the Company’s revenue for the six months ended June 30, 2021, One customer accounted for 75% and 73% of the Company’s revenue for the three and six months ended June 30, 2020.
Note 14. Subsequent Event
On July 9, 2021, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of capital stock of OptoGration, Inc. (“OptoGration”) for stock consideration of $8.0 million of the Company’s shares of Class A common stock at closing and up to $22.0 million of additional stock consideration if certain post-closing conditions and milestones are met. The transaction closed on August 3, 2021. At the closing of the transaction, all issued and outstanding shares of capital stock of OptoGration were cancelled for the merger consideration. The Company is currently finalizing the allocation of the purchase price which is expected to be allocated primarily to goodwill and intangible assets. The acquisition of OptoGration secures supply for a key enabling component as the Company advances towards series production and scale of its lidar sensor offering.
On August 11, 2021, the Company issued a total of 17,213,170 earn-out shares towards additional consideration in the form of common stock, consisting of 10,242,703 shares of Class A common stock and 6,970,467 shares of Class B common stock, upon meeting four of six triggering events pursuant to the Merger Agreement associated with its merger with Gores in December 2020. The shares issued were based upon the Class A common stock exceeding $13.00, $16.00, $19.00 and $22.00 per share for a certain period of time. There are 5,121,484 shares of Class A common stock and 3,485,233 shares of Class B common stock remaining in the Merger Agreement, which will be issued in equal parts when the Class A common stock exceeds $25.00 and $28.00 per share for a certain period of time.

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
Founded in 2012 by President and Chief Executive Officer Austin Russell, we built a new type of lidar from the chip-level up, with technological breakthroughs across all core components. As a result, we have created what we believe is the only lidar sensor that meets the demanding performance, safety, and cost requirements for Level 3 through Level 5 autonomous vehicles in production, bypassing the traditional limitations of legacy lidar technology, while also enabling Level 0 through Level 2 Advanced Driving Assistance Systems (“ADAS”) with our Proactive Safety solution. Integrating this advanced hardware with our custom developed software stack enables a turn-key autonomous solution to accelerate widespread adoption across automakers at series production scale.
Our lidar hardware and software products help set the standard for safety in the industry, and are designed to enable accurate and reliable detection of some of the most challenging “edge cases” that autonomous vehicles can encounter on a regular basis. This is achieved by advancing existing lidar range and resolution to new levels, ensuring hard-to-see objects like a tire on the road ahead or a child that runs into the street are more likely to be detected. Our software is also critical to interpreting the data and informing autonomous and assisted driving decisions.
Our full-stack hardware and software autonomy solution for cars and trucks as well as our standalone lidar technology offerings have made us one of the leading partners for the world’s top OEMs. We are currently partnering with eight of the top-ten global automakers, by sales, and have the goal of being the first lidar company to produce highway self-driving and next-generation Proactive Safety systems for series production. With over 500 employees across eight global locations, we have scaled to over 50 partners in the last two years, including the first industry-wide automotive series production award in the autonomous space, awarded by Volvo Cars in May 2020, with series production expected to commence in 2022. We subsequently entered into a strategic partnership with Daimler Truck AG in October 2020 and with Mobileye Vision Technologies Ltd (“Mobileye”) in November 2020. In March 2021, we announced a partnership with Zenseact to deliver autonomous software for series production vehicles and entered into a relationship with SAIC Motor Corporation, the largest automaker in China. Since that time we have announced partnerships with Pony.AI, a leading autonomous vehicle company, and have announced a partnership with Airbus UpNext, as we work to make not only automotive, but also air transportation safer. In June 2021, we saw a watershed moment when Volvo announced that our Proactive Safety will be standard on Volvo’s upcoming fully electric flagship vehicle, which we believe will help the automaker to save even more lives as it sets a new benchmark for automotive safety.
The automotive industry is among the largest in the world and features an estimated total addressable market opportunity (“TAM”) for ADAS and autonomous solutions (Level 0 through Level 5) expected to exceed $150 billion by 2030. Our model to capture this opportunity is to directly partner with top established automotive companies to power their autonomous future. Correspondingly, we have successfully established customer partnerships with over 50 companies across three primary application verticals: passenger vehicles, commercial trucks, and robo-taxis. We have multiple levers for sustained growth, including significant industry tailwinds, a strong five-year product roadmap in production and development, a robust series production and standardization pipeline with anticipated long-term contracts and substantial new, adjacent market opportunities. Powered by breakthrough technology, our solutions are ready to enable autonomous vehicles to be safe and ubiquitous.
COVID-19 Impact
The coronavirus (COVID-19) pandemic has adversely affected some of our customers’ business operations, which has impacted our revenue in 2020 and 2021 as well as resulted in the impairment of inventory in 2020. The extent of the continued impact of the coronavirus pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, and employees, all of which is uncertain at this time. The coronavirus (COVID-19) pandemic may potentially adversely impact our revenue and results of operations, but we are unable to predict at this time the size and duration of this adverse impact.

Industrialization and Customer Update
Industrialization Update
On May 13, 2021, Luminar announced its series manufacturing partnerships with Celestica and Fabrinet. We also announced our achievement of the critical milestone of bringing online the initial production line at Celestica’s automotive-certified facility in Monterrey, Mexico with the first unit coming off of the line. We continue to ramp our production supply base and progress our design validation (DV) testing so that we can begin the C sample production by the end of 2021, as planned.
We also continue to advance validation of Iris and development of our Sentinel software as we move up and beyond the foundation of lidar, reinforcing our transition to a system-level autonomous vehicle company. Following the introduction of Sentinel last quarter, we kicked off the next phase of the software development through our partnership with Zenseact. Iris lidar data has been collected to train and optimize the performance of our perception software, and we received the approval from German authorities to proceed with Sentinel full-stack solution development and testing on public German roads. We continue to make progress in our development and testing and recently showcased Sentinel functionality on the test track. This included emergency braking for pedestrians as well as high-velocity braking for other vehicles. We believe we are well positioned to meet our objective for the year.
Customer Update
Luminar recently announced two new major customers and one standardization program:
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
•Pony.ai: We plan for our Iris to be seamlessly integrated into Pony.ai’s next-generation autonomous driving platform, featuring a multi-sensor 360-degree configuration and enabling the vehicles to operate safely and reliably in complex urban environments. Pony.ai is set to start deployment of a 200-vehicle robo-taxi fleet in urban settings across five cities in China and the U.S. The partnership is developing a new integrated sensor design that signals a shift from vehicle testing to advanced development and production scale.
•Volvo Standardization: Luminar sensors are expected to be standard on Volvo Cars’ forthcoming fully electric flagship vehicle, which we believe would help the automaker to save even more lives as it sets a new benchmark for automotive safety. The fully electric successor to Volvo Cars’ XC90, to be unveiled in 2022, is anticipated to come with state-of-the-art lidar hardware with Luminar’s Iris and perception from its Sentinel solution, in addition to an autonomous driving computer powered by NVIDIA DRIVE Orin™ and Zenseact and Volvo software. Volvo Cars aims to reduce fatalities and accidents with this new safety package.
OptoGration Acquisition
On July 19, 2021, Luminar announced it is acquiring its exclusive InGaAs chip design partner and manufacturer, OptoGration Inc., bringing specialized core IP and securing supply chain as Luminar scales Iris into series production with its OEM customers. The acquisition secures a key part of Luminar’s supply chain and enables deeper integration with its existing chip design subsidiary Black Forest Engineering (BFE), which Luminar acquired in 2017.
Luminar combines its InGaAs photodetector chips from Optogration with silicon ASICs, produced by BFE, to create its lidar receiver and processing chip, which is the most sensitive, highest dynamic range InGaAs receiver of its kind in the world. It is able to acquire and process gigabits of precise data per second to produce optimal lidar data. The fifth-generation proprietary chip is now powering Luminar’s Iris sensor, which we believe is the only system to meet the stringent performance, safety, scalability, and economic requirements to enable autonomous driving in series production vehicles.
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
Cost of sales and gross profit (loss)
Cost of sales of the Autonomy Solutions segment includes the fixed and variable manufacturing cost of our lidar sensors, which primarily consists of personnel-related costs (including certain engineering personnel), including stock-based compensation, directly associated with our manufacturing organization, and cost of material purchased from third-party contract manufacturers and suppliers. Cost of sales also includes depreciation and amortization for manufacturing fixed assets or equipment, cost of component inventory, product testing costs, costs of providing services, an allocated portion of overhead, facility and IT costs, excess and obsolete inventory and shipping costs.
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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$6,309	$3,424	$2,885	84%	$11,622	$7,296	$4,326	59%
Cost of sales	7,853	7,442	411	6%	15,492	11,285	4,207	37%
Gross loss	(1,544)	(4,018)	2,474	(62)%	(3,870)	(3,989)	119	(3)%
Operating Expenses:
Research and development	19,913	9,708	10,205	105%	33,923	18,116	15,807	87%
Sales and marketing	3,507	1,232	2,275	185%	6,142	3,075	3,067	100%
General and administrative	19,237	4,892	14,345	293%	29,510	9,505	20,005	210%
Total operating expenses	42,657	15,832	26,825	169%	69,575	30,696	38,879	127%
Loss from operations	(44,201)	(19,850)	(24,351)	123%	(73,445)	(34,685)	(38,760)	112%
Other income (expense), net:
Change in fair value of warrants	6,928	(4,265)	11,193	(262)%	(39,721)	(4,574)	(35,147)	768%
Loss on extinguishment of debt	—	(866)	866	(100)%	—	(866)	866	(100)%
Interest expense and other	(288)	(489)	201	(41)%	(488)	(1,021)	533	(52)%
Interest income and other	731	35	696	1989%	901	130	771	593%
Total other income (expense), net	7,371	(5,585)	12,956	(232)%	(39,308)	(6,331)	(32,977)	521%
Net loss	$(36,830)	$(25,435)	$(11,395)	45%	$(112,753)	$(41,016)	$(71,737)	175%
Revenue
The increase in revenue in the three months ended June 30, 2021 compared to the same period of 2020 was driven by increased revenue from our Autonomy Solutions segment partially offset by a decrease in revenue from our Component Sales segment. The increase in revenue in the six months ended June 30, 2021 compared to the same period of 2020 was driven by increased revenue from our Autonomy Solutions and Component Sales segment. The breakdown of our revenue by these segments for the periods presented was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Autonomy Solutions	$5,822	$2,809	$3,013	107%	$10,158	$6,106	$4,052	66%
Component Sales	487	615	(128)	(21)%	1,464	1,190	274	23%
Total	$6,309	$3,424	$2,885	84%	$11,622	$7,296	$4,326	59%
The increase in revenue of our Autonomy Solutions segment in the three and six months ended June 30, 2021 compared to same periods of 2020 was primarily driven by higher sensor sales and program revenue from customization services of our sensors and software for future series production.
The decrease in revenue of our Component Sales segment in the three months ended June 30, 2021 was primarily due to a decrease in commercial engineering services resulting from the timing of tape-outs. The increase in revenue of our Component Sales segment in the six months ended June 30, 2021 compared to the same period of 2020 was primarily due to the completion of certain customer contracts.
Cost of Sales and Gross Loss
The $0.4 million increase in the cost of sales in the three months ended June 30, 2021 compared to the same period of 2020 was due to an increase in manufacturing overhead, including higher R&D expenses previously not incurred as cost of sales due to our focus on developing our products and services, personnel costs including stock-based compensation expense and higher sensor sales. These increases were offset by a reduction in excess and obsolete inventory reserves, and increased factory efficiency and utilization from higher sensor production. Our gross loss decreased by $2.5 million in the three months ended June 30, 2021 compared to the same period of 2020 primarily due to increased project service revenue from customization of our sensors and higher sensor sales and improved factory efficiency and utilization associated with initial ramp-up of Iris B-sample and Model H sensors.
The $4.2 million increase in our cost of sales in the six months ended June 30, 2021 compared to the same period of 2020 was due to higher sensor unit sales in our Autonomy Solutions segment, higher project service costs to customize our sensors and component sales, and increased manufacturing overhead, including higher R&D expenses previously not incurred as cost of sales due to our focus on developing our products and services, personnel costs including stock-based compensation expense driven by increased headcount. These increases were offset by lower excess inventory reserves and improved factory yield, efficiency and utilization from higher sensor production. Our gross loss decreased by $0.1 million in the six months ended June 30, 2021 compared to the same period of 2020 primarily due to project service revenue from customization of our sensors and higher sensor sales and factory utilization associated with the initial ramp-up of Iris B-sample and Model H sensors.
Operating Expenses
Research and Development
The $10.2 million and $15.8 million increase in research and development expenses in the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $9.2 million and $13.3 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards, consultant and contractor fees in relation to preparing for multiple series production launches and continued investments in research and development.
Sales and Marketing
The $2.3 million and $3.1 million increase in sales and marketing expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $1.3 million and $2.2 million increase in personnel related costs including stock-based compensation costs from increase in headcount and consultancy fees, and a $0.4 million and $0.4 million increase in marketing expenses related to trade shows and presentations in auto industry conventions.
General and Administrative
The $14.3 million and $20.0 million increase in general and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily due to a $8.4 million and $10.1 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount associated with being a public company and a higher fair value of equity awards, and an increase in travel related expenses as domestic and international travel increased with the easing of Covid-19 restrictions. Increased public company costs for the three and six months ended June 30, 2021 compared to the same periods of 2020 included $2.0 million and $4.1 million in higher insurance costs, and approximately $2.5 million and $2.9 million in higher professional services fee for legal and accounting services and regulatory fees.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants. The fair value Private Warrants decreased by $6.9 million in the three months ended June 30, 2021. In March 2021, 16,718,316 Public and Private Warrants were exercised and 204,638 Public Warrants were redeemed and prior to the exercise and redemption, the fair value of the warrants was calculated and the net increase of $46.6 million in the fair value was recorded.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(44,169)	$(19,927)	$(24,242)	122%	$(73,037)	$(34,873)	$(38,164)	109%
Component Sales	(76)	77	(153)	(199%)	(313)	188	(501)	(266%)
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
As of June 30, 2021, we had cash and cash equivalents totaling $134.7 million and marketable securities of $445.8 million, combining for a total liquidity of $580.4 million. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity.
In March 2021, we received $153.9 million in cash proceeds from the exercise of Public and Private warrants.
We have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $697.3 million as of June 30, 2021. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that our current cash, cash equivalents, and marketable securities will be sufficient for us to continue to execute our business strategy over the next two years and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(58,183)	$(33,978)
Investing activities	$(172,443)	$(423)
Financing activities	$156,321	$27,964
Operating Activities
Net cash used in operating activities was $58.2 million during the six months ended June 30, 2021. Net cash used in operating activities was due to our net loss of $112.8 million adjusted for non-cash items of $61.8 million, primarily consisting of $39.7 million of change in fair value of warrant liabilities, $16.4 million of stock-based compensation, $1.5 million of inventory impairment and $1.3 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $7.2 million due to the timing of cash payments to vendors and cash receipts from customers.
Net cash used in operating activities was $34.0 million during the six months ended June 30, 2020. Net cash used in operating activities was due to our net loss of $41.0 million adjusted for non-cash items of $12.6 million, primarily consisting of $4.6 million of change in fair value of warrant liabilities, $3.4 million of stock-based compensation, $2.5 million of impairment of inventories and $1.2 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $5.5 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $172.4 million in the six months ended June 30, 2021 comprised of $376.3 million related to purchases of marketable securities and $2.7 million in capital expenditures, offset by $36.9 million and $169.6 million, respectively, of cash proceeds from sale and maturities of marketable securities.
Net cash used in investing activities of $0.4 million in the six months ended June 30, 2020 was comprised of capital expenditures of $0.7 million, offset by cash proceeds from sales of marketable securities of $0.3 million.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2021 was $156.3 million, compared to $28.0 million for the six months ended June 30, 2020. Net cash provided by financing activities of $156.3 million primarily related to $153.9 million of cash received from exercises of Public and Private Warrants, $2.8 million of cash received from exercises of stock options, offset by $0.1 million of cash paid for repayment of debt, $0.1 million of principal payments on finance leases and $0.1 million of payments of employee taxes related to vested restricted stock units.
Net cash provided by financing activities of $28.0 million in the six months ended June 30, 2020 related to net cash received from of the issuance of debt of $28.1 million, offset by $0.1 million of principal payments on finance leases.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we achieve total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we issue more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. As of June 30, 2021, the market value of our common stock held by non-affiliates was $4.6 billion, as such, we will cease to be an emerging growth company as of December 31, 2021.
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
We had cash and cash equivalents, and marketable securities totaling $580.4 million as of June 30, 2021. Cash equivalents and marketable securities were invested primarily in U.S. treasury, commercial paper, corporate bonds, equity investments and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in internal control over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”).
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2021 were not effective, and notwithstanding the identified material weakness, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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

Changes in Internal Control Over Financial Reporting
Management continued to take action to remediate the material weakness during the quarterly period ended June 30, 2021. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with certain engineering and manufacturing services arrangement entered into pursuant to an agreement dated June 9, 2021 by and between the Company and P3 USA, Inc., the Company sold up to 291,940 shares of Class A common stock to an accredited investor in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
As of August 12, 2021, the Company has appointed Al Prescott, Chief Legal Officer, as an executive officer. Concurrently, Matthew Scott Faris will no longer be an executive officer, but will remain with the Company until Q4 2021.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company.	8-K/A	001-38791	3.2	12/8/20

10.1	Amendment No. 1 to Framework Purchase Agreement, dated June 24, 2021, by and between Volvo Car Corporation and Luminar Technologies, Inc.					X

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

Luminar Technologies, Inc.

Date: August 13, 2021	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer and Secretary
(Principal Financial Officer)