Form 10-Q
period 2021-09-30
Luminar Technologies, Inc./DE
filed 2021-11-15
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 5, 2021, the registrant had 259,965,800 shares of Class A common stock and 101,588,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,323	$208,944
Restricted cash	725	775
Marketable securities	415,544	276,710
Accounts receivable	1,033	5,971
Inventories, net	7,871	3,613
Prepaid expenses and other current assets	23,883	4,797
Total current assets	578,379	500,810
Property and equipment, net	11,128	7,689
Operating lease right-of-use assets	10,165	—
Intangible assets, net	2,488	—
Goodwill	3,110	701
Other non-current assets	2,536	1,151
Total assets	$607,806	$510,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,682	$6,039
Accrued and other current liabilities	18,551	10,452
Operating lease liabilities	4,927	—
Debt, current	66	99
Total current liabilities	33,226	16,590
Warrant liabilities	27,753	343,400
Debt, non-current	177	302
Operating lease liabilities, non-current	6,639	—
Other non-current liabilities	911	1,318
Total liabilities	68,706	361,610
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	26	22
Class B common stock	10	11
Additional paid-in capital	1,287,558	733,175
Accumulated other comprehensive income	100	34
Accumulated deficit	(748,594)	(584,501)
Total stockholders’ equity	539,100	148,741
Total liabilities and stockholders’ equity	$607,806	$510,351
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$7,978	$4,223	$19,600	$11,519
Cost of sales	10,762	6,924	26,254	18,209
Gross loss	(2,784)	(2,701)	(6,654)	(6,690)
Operating expenses:
Research and development	25,890	10,152	59,813	28,268
Sales and marketing	5,868	2,332	12,010	5,407
General and administrative	35,603	6,611	65,113	16,116
Total operating expenses	67,361	19,095	136,936	49,791
Loss from operations	(70,145)	(21,796)	(143,590)	(56,481)
Other income (expense), net:
Change in fair value of warrant liabilities	17,072	(7,988)	(22,649)	(12,562)
Loss on extinguishment of debt	—	—	—	(866)
Interest expense and other	(374)	(1,076)	(860)	(2,097)
Interest income and other	843	(351)	1,744	(221)
Total other income (expense), net	17,541	(9,415)	(21,765)	(15,746)
Loss before benefit from income taxes	(52,604)	(31,211)	(165,355)	(72,227)
Benefit from income taxes	(1,264)	—	(1,262)	—
Net loss	$(51,340)	$(31,211)	$(164,093)	$(72,227)
Net loss attributable to common stockholders	$(51,340)	$(37,458)	$(164,093)	$(78,474)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.29)	$(0.48)	$(0.61)
Shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	352,122,485	130,601,660	341,858,435	129,643,774
Comprehensive Loss:
Net loss	$(51,340)	$(31,211)	$(164,093)	$(72,227)
Net unrealized gains (losses) on available-for-sale debt securities	93	(28)	66	(19)
Comprehensive loss	$(51,247)	$(31,239)	$(164,027)	$(72,246)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Founders Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	94,818,151	$244,743	—	$—	26,206,837	$3	139,635,890	$14	—	$—	$13,889	$8	$(263,219)	$(249,305)
Issuance of Series X convertible preferred stock for cash, net of issuance costs of $5,889	—	—	17,065,536	164,111	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,306	—	—	1,306
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(31,211)	(31,211)
Balance as of September 30, 2020	94,818,151	$244,743	17,065,536	$164,111	26,206,837	$3	139,635,890	$14	—	$—	$15,195	$(20)	$(294,430)	$(279,238)

Balance as of June 30, 2021	—	$—	—	$—	—	$—	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$(697,254)	$547,016
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	1,920,137	—	—	—	1,547	—	—	1,547
Vendor payments in shares in lieu of cash	—	—	—	—	—	—	291,940	—	—	—	4,848	—	—	4,848
Acquisition of Optogration, Inc.	—	—	—	—	—	—	370,034	—	—	—	6,527	—	—	6,527
Issuance of earn-out shares	—	—	—	—	—	—	10,242,703	1	6,970,467	—	(2)	—	—	(1)
Conversion of Class B common stock into Class A common stock	—	—	—	—	—	—	10,500,000	1	(10,500,000)	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	30,410	—	—	30,410
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,340)	(51,340)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	259,808,501	$26	101,588,670	$10	$1,287,558	$100	$(748,594)	$539,100
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Founders Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	94,818,151	$244,743	—	$—	26,206,837	$3	139,635,890	$14	—	$—	$10,457	$(1)	$(222,203)	$(211,730)
Issuance of Series X convertible preferred stock for cash, net of issuance costs of $5,889	—	—	17,065,536	164,111	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	4,738	—	—	4,738
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(72,227)	(72,227)
Balance as of September 30, 2020	94,818,151	$244,743	17,065,536	$164,111	26,206,837	$3	139,635,890	$14	—	$—	$15,195	$(20)	$(294,430)	$(279,238)

Balance as of December 31, 2020	—	$—	—	$—	—	$—	218,818,037	$22	105,118,203	$11	$733,175	$34	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of warrants, stock options and vesting of restricted stock units	—	—	—	—	—	—	19,585,787	2	—	—	496,972	—	—	496,974
Vendor payments in shares in lieu of cash	—	—	—	—	—	—	291,940	—	—	—	4,848	—	—	4,848
Acquisition of Optogration, Inc.	—	—	—	—	—	—	370,034	—	—	—	6,527	—	—	6,527
Issuance of earn-out shares	—	—	—	—	—	—	10,242,703	1	6,970,467	—	(2)	—	—	(1)
Conversion of Class B common stock into Class A common stock	—	—	—	—	—	—	10,500,000	1	(10,500,000)	(1)	—	—		—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	46,168	—	—	46,168
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	—	—	—	—	(140)	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	—	—	—	—	—	—	10	—	—	10
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	66	—	66
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(164,093)	(164,093)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	259,808,501	$26	101,588,670	$10	$1,287,558	$100	$(748,594)	$539,100
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(164,093)	$(72,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,240	1,929
Noncash lease expense related to operating lease right-of-use assets	2,682	—
Change in fair value of warrants	22,649	12,562
Share-based compensation—vendor payments	2,744	—
Impairment of inventories	1,601	4,393
Loss on extinguishment of debt	—	866
Share-based compensation	49,887	4,710
Warranty related to sensors	1,239	—
Deferred taxes	(1,264)	—
Other	883	389
Changes in operating assets and liabilities:
Accounts receivable	5,748	723
Inventories	(6,658)	(3,206)
Prepaid expenses and other current assets	(16,971)	(3,571)
Other non-current assets	(88)	544
Accounts payable	3,330	2,462
Accrued and other current liabilities	5,910	2,885
Other non-current liabilities	(4,095)	(190)
Net cash used in operating activities	(94,256)	(47,731)
Cash flows from investing activities:
Cash received from acquisition of Optogration, Inc.	358	—
Purchases of marketable securities	(530,179)	(123,403)
Proceeds from maturities of marketable securities	306,907	8,465
Proceeds from sales of marketable securities	83,493	4,448
Purchases of property and equipment	(4,155)	(1,963)
Net cash used in investing activities	(143,576)	(112,453)
Cash flows from financing activities:
Proceeds from issuance of Series X convertible preferred stock	—	170,000
Issuance cost paid for Series X convertible preferred stock	—	(5,662)
Proceeds from the issuance of debt	—	31,910
Repayment of debt	(159)	(11,206)
Proceeds from exercise of warrants	153,927	—
Proceeds from exercise of stock options	4,738	—
Other financing activities	(345)	(1,238)
Net cash provided by financing activities	158,161	183,804
Net increase (decrease) in cash, cash equivalents and restricted cash	(79,671)	23,620
Beginning cash, cash equivalents and restricted cash	209,719	27,305
Ending cash, cash equivalents and restricted cash	$130,048	$50,925
Supplemental disclosures of cash flow information:
Cash paid for interest	$53	$2,013
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$338,293	$—
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	10,849	—
Operating lease right-of-use assets obtained in exchange for lease obligations	2,876	—
Assets acquired under finance leases (capital lease prior to adoption of ASC 842)	—	43
Purchases of property and equipment recorded in accounts payable and accrued liabilities	543	313
Merger related expense recorded in accounts payable and accrued liabilities	—	3,669
Issuance cost for Series X preferred stock recorded in accounts payable	—	227
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. and its wholly-owned subsidiaries (the “Company” or “Luminar”) was originally incorporated in Delaware on August 28, 2018 under the name Gores Metropoulos, Inc (“Gores”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 2, 2020 (the “Closing Date”), the Company (at such time named Gores Metropoulos, Inc.) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 24, 2020 with the pre-Business Combination Luminar Technologies, Inc. (“Legacy Luminar”). Legacy Luminar was incorporated in Delaware on March 31, 2015. In connection with the consummation of the Business Combination, the Company changed its name from Gores Metropoulos, Inc. to Luminar Technologies, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “LAZR.” The Company’s public warrants to purchase shares of Class A common stock were listed on the NASDAQ under the symbol “LAZRW,” until they were delisted on March 5, 2021 upon exercise and redemption.
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
The Company is a developer of advanced sensor technologies and software for the autonomous vehicle industry, encompassing Laser Imaging, Detection and Ranging (lidar) technology. The Company manufactures and distributes commercial lidar sensors and certain components for the autonomous vehicle industry. The Company has facilities located in Palo Alto, California, Detroit, Michigan, Boston, Massachusetts, Colorado Springs, Colorado, Munich, Germany and Orlando, Florida, which is also the Company’s headquarters.
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
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company has two business activities which are its operating segments:
(i) “Autonomous Solutions” for automotive mobility applications, which includes manufacturing and distribution of lidar sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s lidar products, and development of software products that enable autonomy capabilities; and
(ii) “Component Sales” which includes development of ultra-sensitive pixel-based sensors as well as designing, testing and providing consulting services for non-standard integrated circuits. In August 2021, the Company acquired Optogration, Inc.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(“Optogration”) to secure supply for a key enabling component as the Company advances towards series production and scale of its lidar sensor offering.
The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews the operating results of these segments for the purpose of allocating resources and evaluating financial performance.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. The Company held cash in foreign entities of $1.6 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.
The Company’s revenue is derived from customers located in the United States and international markets. The Company generally does not require collateral.
Three customers accounted for 35%, 17% and 12%, respectively, of the Company’s accounts receivable at September 30, 2021 and one customer accounted for 86% of the Company’s accounts receivable at December 31, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Other than the accounting policies discussed below related to equity investments and in Note 12 related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2021.
Equity Investments
The Company holds marketable equity investments over which the Company does not have a controlling interest or significant influence. Marketable equity investments are measured using the quoted prices in active markets with changes recorded in other income (expense), net on the condensed consolidated statement of operations.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in 2017, 2018 and 2019 (collectively “ASC 842”). Under the new guidance, a lessee is required to recognize assets and liabilities for both finance, previously known as capital, and operating leases with lease terms of more than 12 months. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In transition, the Company recognized and measured leases at the beginning of the period of adoption, January 1, 2021, using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. See Note 12 for disclosure on the impact of adopting this standard.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance in this update affects all entities that enter into a business combination within the scope of ASC 805-10. ASU 2021-08 will be effective for the Company beginning January 1, 2023. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.
Note 3. Business Combination
On August 3, 2021, (the “Acquisition Date”) the Company completed its acquisition of OptoGration. The OptoGration acquisition helps the Company secure intellectual property and supply of Indium Gallium Arsenide (“InGaAs”) photodetector

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(used to convert optical power into an electrical current) semiconductor chips. The acquisition of OptoGration is part of the Company’s vertical integration strategy, which will secure supply of a key component of its sensor technology.
Pursuant to the terms of the Stock Purchase Agreement between the Company and OptoGration, the Company acquired all of the issued and outstanding capital stock of OptoGration for an aggregate purchase price of approximately $6.3 million payable in Class A common stock of the Company. Subsequent to the Acquisition Date, up to $22.0 million of post combination compensation may be payable to the shareholders of OptoGration subject to certain service and performance conditions. The results of operations related to OptoGration are included in our consolidated statements of operations beginning from the Acquisition Date. The impact of the acquisition on the consolidated financial results of the Company for the three months ended September 30, 2021 was not material.
Recording of Assets Acquired and Liabilities Assumed
Preliminary estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, Fair Value Measurement, represent the Company’s best preliminary estimates and preliminary valuations. In accordance with ASC 805, Business Combinations, the preliminary allocation of the consideration value is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the Acquisition Date to provide the Company with the time to complete the valuation of its assets and liabilities. As of September 30, 2021, the Company has completed a preliminary estimate of deferred tax balances but the process of finalizing deferred tax balances will take place after the current period tax returns are filed. As of September 30, 2021, the Company was still in the process of finalizing assessment of working capital accounts. The completion of this analysis could result in changes to the Company’s allocation of the consideration value to assets acquired and liabilities assumed.
Settlement of a pre-existing agreement with OptoGration
Prior to the acquisition, the Company had contracted with OptoGration as a supplier. In assessing whether said pre-existing supply contract was at market, favorable or unfavorable from the Company’s perspective, the Company assessed whether the terms of the supply contract, including pricing, were consistent with what the Company would have required from another company that would have contracted for similar products and production volumes. The Company concluded that the supply agreement was at market, and thus no gain or loss was recognized upon effective settlement of the said pre-existing supply agreement.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments:

Preliminary Recorded Value
Cash and cash equivalents	$358
Accounts receivable	810
Other current assets	482
Property and equipment	1,248
Other non-current assets	384
Intangible assets (1)	2,650
Goodwill (2)	2,409
Total assets acquired	8,341
Current Liabilities	(488)
Non-current liabilities	(1,511)
Total liabilities assumed	(1,999)
Net assets acquired	$6,342
(1) Identifiable intangible assets were measured using the income approach.
(2) Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected future economic benefits as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The factors that made up the goodwill recognized included assembled workforce and component cost savings. Goodwill is not expected to be deductible for tax purposes.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Identifiable intangible assets recognized:

	Useful Life	Preliminary Recorded Value
Customer relationships	10 years	$780
Tradename	≤ 1 year	120
Developed technology	10 years	1,750
Total intangible assets		$2,650
Note 4. Revenue
The Company’s revenue till date has comprised of sales of lidar sensors hardware, components, and engineering services.
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

	Three Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$5,713	72%	$1,473	35%
Asia Pacific	—	—%	507	12%
Europe and Middle East	2,265	28%	2,243	53%
Total	$7,978	100%	$4,223	100%
Revenue by timing of recognition:
Recognized at a point in time	$873	11%	$1,286	30%
Recognized over time	7,105	89%	2,937	70%
Total	$7,978	100%	$4,223	100%
Revenue by segment:
Autonomy Solutions	$7,550	95%	$3,481	82%
Component Sales	428	5%	742	18%
Total	$7,978	100%	$4,223	100%

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$12,313	63%	$3,198	28%
Asia Pacific	475	2%	720	6%
Europe and Middle East	6,812	35%	7,601	66%
Total	$19,600	100%	$11,519	100%
Revenue by timing of recognition:
Recognized at a point in time	$4,914	25%	$2,076	18%
Recognized over time	14,686	75%	9,443	82%
Total	$19,600	100%	$11,519	100%
Revenue by segment:
Autonomy Solutions	$17,708	90%	$9,587	83%
Component Sales	1,892	10%	1,932	17%
Total	$19,600	100%	$11,519	100%
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The warrants entitle VCTF to purchase from the Company up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share from the Company. The warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones, upon reaching commercial production and delivering of production units. The grant date fair value of warrants, aggregating $2.9 million, represents consideration payable to VCTF and will be recognized as reduction in revenue consistent with the revenue recognition pattern when these warrants become probable of vesting. The Company’s management determined that the vesting of these warrants was not probable as of September 30, 2021. The following factors were considered in this determination:
•During the second quarter of 2021, the Company issued a joint press release stating that Volvo intends to include Luminar’s Iris unit, the Company’s latest generation lidar sensor which meets the size, weight, cost, power and reliability requirements of automotive qualified series production, as a standard component on one of its vehicle programs as opposed to being only an optional component. While the announcement increased the estimated targeted volume for the Company’s potential business with Volvo, the anticipated start of production and the necessary prototype testing procedures were not modified. This announcement did not impact the probability or likelihood of reaching commercial production.
•The Company is in the process of transitioning from currently producing B-sample prototype Iris units at its manufacturing operations in Orlando, Florida to producing C-sample prototype Iris units at its contract manufacturing partner. This transition is expected to occur by the end of this calendar year.
•The Company only recently completed its initial design freeze for the prototype C-sample Iris units. This design includes modifications from the Company’s B-sample Iris units as well as modifications to the production process for its contract manufacturing partner. The prototype units produced with this design and production process will need to undergo certain industry standard testing procedures. The Company anticipates reaching commercial production once it substantially completes these industry standard testing procedures, which is expected to be achieved in the fourth quarter of 2021.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but have not been billed. The Company’s contract assets as of September 30, 2021 and December 31, 2020 were $11.8 million and $0, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $0.6 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.
The significant changes in contract liabilities balances consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Beginning balance	$2,284	$225
Revenue recognized that was included in the contract liabilities beginning balance	(2,284)	(225)
Net increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	579	2,284
Ending balance	$579	$2,284
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$120,260	$13	$(63)	$120,210
U.S. agency and government sponsored securities	4,994	—	—	4,994
Commercial paper	132,991	5	(2)	132,994
Corporate bonds	138,832	147	(9)	138,970
Asset-backed securities	20,814	9	(1)	20,822
Total debt securities	$417,891	$174	$(75)	$417,990
Included in cash and cash equivalents	$47,193	$1	$—	$47,194
Included in marketable securities	$370,698	$173	$(75)	$370,796

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$155,339	$14	$(6)	$155,347
U.S. agency and government sponsored securities	19,996	—	—	19,996
Commercial paper	182,218	6	(4)	182,220
Corporate bonds	45,431	21	(2)	45,450
Asset-backed securities	7,012	6	—	7,018
Total debt securities	$409,996	$47	$(12)	$410,031
Included in cash and cash equivalents	$133,319	$4	$(2)	$133,321
Included in marketable securities	$276,677	$43	$(10)	$276,710

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(63)	$19,972	$(6)	$65,298
U.S. agency and government sponsored securities	—	4,994	—	—
Commercial paper	(2)	35,934	(4)	47,629
Corporate bonds	(9)	22,641	(2)	15,575
Asset-backed securities	(1)	1,270	—	—
Total	$(75)	$84,811	$(12)	$128,502
Equity Investments
The Company’s equity investments included in marketable securities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Equity investments included in marketable securities	$44,748	$—
Total realized and unrealized gains and losses associated with the Company’s equity investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gains (losses) recognized on equity investments sold	$236	$—	$317	$—
Net unrealized gains (losses) recognized on equity investments held	70	—	45	—
Total net gains (losses) recognized in other income (expense), net	$306	$—	$362	$—
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$17,097	$10,652
Money market funds	65,032	64,971
U.S. Treasury	—	24,999
Commercial paper	47,194	108,322
Total cash and cash equivalents	$129,323	$208,944
Inventories, net
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$4,858	$625
Work-in-process	1,672	52
Finished goods	1,341	2,936
Total inventories, net	$7,871	$3,613

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s inventory write-down (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) was $0.1 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and $1.9 million and $4.4 million for the three and nine months ended September 30, 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$4,723	$1,073
Contract assets	11,788	—
Advance payments to vendors	3,443	961
Prepaid rent and other receivables	3,929	2,763
Total prepaid expenses and other current assets	$23,883	$4,797
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$10,265	$5,940
Computer hardware and software	3,263	2,450
Demonstration fleet and demonstration units	1,709	1,821
Leasehold improvements	990	791
Vehicles	795	835
Furniture and fixtures	571	293
Construction in progress	3,127	1,410
Total property and equipment	20,720	13,540
Accumulated depreciation and amortization	(9,592)	(5,851)
Total property and equipment, net	$11,128	$7,689
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware and software	$88	$88
Machinery and equipment	838	838
Total property and equipment, gross	926	926
Less: accumulated depreciation	(321)	(219)
Total property and equipment, net	$605	$707
Depreciation and amortization expense associated with property and equipment was $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Security deposits	$1,101	$1,106
Other non-current assets	1,435	45
Total other non-current assets	$2,536	$1,151

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$6,152	$3,998
Warranty liabilities	1,721	259
Contract liabilities	579	2,284
Accrued compensation and benefits	7,045	3,071
Contract losses	9	558
Finance lease (capital lease prior to adoption of ASC 842) liabilities, current	257	282
Employee tax withholding	2,788	—
Total accrued and other current liabilities	$18,551	$10,452
Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred rent	$—	$826
Finance lease (capital lease prior to adoption of ASC 842) liabilities, non-current	145	331
Other non-current liabilities	766	161
Total other non-current liabilities	$911	$1,318
Note 7. Fair Value Measurements
As of September 30, 2021, the Company carried cash equivalents, marketable investments and Private Warrants. The Company had previously carried Public Warrants which were exercised and redeemed in March 2021.
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2020. As of September 30, 2021, management

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 4.18 years, volatility of 65.1% and a risk-free rate of 0.79%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value as of September 30, 2021 (in thousands):

Private Warrants
Balance as of December 31, 2020	$—
Private warrants transferred from Level 2	52,832
Measurement adjustments	(25,079)
Balance as of September 30, 2021	$27,753
The decrease in fair value of private warrants for the three and nine months ended September 30, 2021 was $17.1 million and $25.1 million, respectively, which was included in the change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss. The decrease in Private Warrant liability as of September 30, 2021 is predominantly attributable to the decrease in per share price of the Company’s Class A common stock.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$65,032	$—	$—	$65,032
Commercial paper	—	47,194	—	47,194
Total cash equivalents	$65,032	$47,194	$—	$112,226
Marketable investments:
U.S. Treasury	$120,210	$—	$—	$120,210
U.S. agency and government sponsored securities	—	4,994	—	4,994
Commercial paper	—	85,800	—	85,800
Corporate bonds	—	138,970	—	138,970
Asset-backed securities	—	20,822	—	20,822
Equity investments	44,748	—	—	44,748
Total marketable investments	$164,958	$250,586	$—	$415,544
Liabilities:
Private Warrants	$—	$—	$27,753	$27,753
Total warrant liabilities	$—	$—	$27,753	$27,753

	Fair Value (in thousands) Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$64,971	$—	$—	$64,971
U.S. Treasury	24,999	—	—	24,999
Commercial paper	—	108,322	—	108,322
Total cash equivalents	$89,970	$108,322	$—	$198,292
Marketable investments:
U.S. Treasury	$130,348	$—	$—	$130,348
U.S. agency and government sponsored securities	—	19,996	—	19,996
Commercial paper	—	73,898	—	73,898
Corporate bonds	—	45,450	—	45,450
Asset-backed securities	—	7,018	—	7,018
Total marketable investments	$130,348	$146,362	$—	$276,710
Liabilities:
Public Warrants	$228,933	$—	$—	$228,933
Private Warrants	—	114,467	—	114,467
Total warrant liabilities	$228,933	$114,467	$—	$343,400
Note 8. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 30, 2021, the Company had authorized 715,000,000 and 121,000,000 shares of Class A and Class B common stock with a par value of $0.0001 per share for each class. As of September 30, 2021, the Company had 259,808,501 and 101,588,670 shares of Class A and Class B common stock issued and outstanding, respectively. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the Class B common stock is entitled to ten votes per share. On July 1, 2021, 10,500,000 shares of Class B common stock were converted into Class A common stock on a one-for-one basis.
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
The Company had 3,077,021 Private Warrants and no Public Warrants, outstanding as of September 30, 2021 and such Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. During the three and nine months ended September 30, 2021, the fair value gain (loss) of Warrants was $17.1 million and $(22.6) million, respectively.
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors wherein the Company at its discretion may elect to compensate the respective vendors for services provided in either cash or by issuing shares of the Company’s Class A common stock (“Stock-in-lieu of Cash Program”). During the three and nine months ended September 30, 2021, the Company issued 291,940 shares of Class A common stock, as part of the Stock-in-lieu of Cash Program. The Company considers the shares issuable under the Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors require the Company to issue a variable number of registered shares to settle amounts owed. As of September 30, 2021, the Company did not have any outstanding liabilities related to its Stock-in-lieu of Cash Program.
Note 9. Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020: (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(51,340)	$(31,211)	$(164,093)	$(72,227)
Deemed dividend attributable to BCF accretion	—	(6,247)	—	(6,247)
Net loss attributable to common shareholders	$(51,340)	$(37,458)	$(164,093)	$(78,474)
Denominator:
Weighted average common shares outstanding- Basic	352,122,485	130,601,660	341,858,435	129,643,774
Weighted average common shares outstanding- Diluted	352,122,485	130,601,660	341,858,435	129,643,774
Net loss per shares attributable to common shareholders- Basic and Diluted	$(0.15)	$(0.29)	$(0.48)	$(0.61)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the potential shares of Common Stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

September 30, 2021
Warrants	7,166,301
Stock options	12,700,104
Restricted stock awards and restricted stock units	10,966,176
Earn-out shares	8,606,717
Total	39,439,298
Note 10. Stock-based Compensation
The Company maintained the 2015 Stock Plan (the “2015 Plan”) under which incentive stock options, non-qualified stock options, and restricted stock were granted to employees and non-employee consultants. In connection with the Business Combination, the Company assumed the 2015 Plan upon the Closing. The Company discontinued the 2015 Plan, provided that the outstanding awards previously granted under the 2015 Plan continue to remain outstanding under the 2015 Plan. In December 2020, the Company’s Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, as of September 30, 2021, the Company was authorized to issue a maximum number of 36,588,278 shares of Class A common stock. The Company granted 11,465,582 restricted stock units in the nine months ended September 30, 2021.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2021 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2020	16,188,071	$1.67
Exercised	(2,822,956)	1.68
Cancelled/Forfeited	(665,011)	1.67
Outstanding as of September 30, 2021	12,700,104	1.71	8.33	$176,413
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $55.1 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $4.5 million during the nine months ended September 30, 2021.
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
Restricted stock awards activity for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,815,891	$1.15
Forfeited	(99,780)	1.12
Vested	(831,819)	0.93
Outstanding as of September 30, 2021	884,292	1.19
Restricted Stock units
To date, the Company has granted restricted stock units (“RSUs”) under the 2020 Plan. Each RSU granted under the 2020 Plan represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s restricted stock units activity for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	—	$—
Granted	11,465,582	20.13
Forfeited	(188,251)	23.00
Vested	(1,195,447)	19.20
Outstanding as of September 30, 2021	10,081,884	20.18
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$1,619	$83	$2,829	$237
Research and development	6,318	541	12,743	1,608
Sales and marketing	1,859	150	2,979	334
General and administrative	23,724	523	31,336	2,531
Total	$33,520	$1,297	$49,887	$4,710
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs out of the 2020 Plan and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of four years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. For the three and nine months ended September 30, 2021, the Company recorded $1.2 million and $1.8 million in stock-based compensation expense related to these awards.
As discussed in Note 3 as part of the Optogration acquisition, the Company owes up to $22.0 million of post combination compensation related to certain service and performance conditions. As of September 30, 2021, it is probable that the conditions will be met and as a result, the Company recorded $2.1 million in stock-based compensation expense.
Stock-based compensation expense related to the liability classified awards (fixed value equity awards and compensation related to Optogration acquisition) was $0.6 million in each of the three and six months ended June 30, 2021, $3.3 million and $3.9 million, respectively, in the three and nine months ended September 30, 2021, which was recorded in current and non-current accrued liabilities, as appropriate.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Income Taxes
The Company had benefit from income taxes of $1.3 million and $1.3 million, respectively for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 0% for the three and nine months ended September 30, 2020. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
As of September 30, 2021, the Company is in the process of evaluating the deferred tax balances associated with the Optogration acquisition. Preliminary estimate of the acquired deferred tax liability balances necessitated a partial release of the Company’s valuation allowance in the amount of $1.3 million. The completion of this analysis when the tax returns for the current period are filed may result in changes to the Company’s allocation of the consideration value to assets acquired and liabilities assumed. In accordance with ASC 805, Business Combinations, the preliminary calculation of the deferred tax balances is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the Acquisition Date to provide the Company with the time to complete the valuation of its assets and liabilities and file its tax returns.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets as of September 30, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor. During the three and nine months ended September 30, 2021, there were no material changes to the total amount of unrecognized tax benefits.
Note 12. Leases
The Company leases manufacturing equipment under non-cancelable finance leases expiring at various dates through December 2025. The Company also leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through June 2026. In October 2021, the Company entered into a lease agreement commencing on April 1, 2022 for a term of 65 months through August 31, 2027. In September 2021, the Company gave a notice to the landlord to terminate the lease of certain office space in Orlando, Florida. The amounts of operating lease right-of-use assets and liabilities associated with the termination were not material. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
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
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on an amount equal to the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward existing lease classification and to exclude leases with original terms of one year or less. Further, the Company elected to combine lease and non-lease components for all asset classes. Any variable lease components are expensed as incurred. The operating lease

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
right-of-use asset also includes adjustments related to prepaid or deferred lease payments and lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expenses for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease cost	$1,202	$3,560
Variable lease cost	420	1,324
Total operating lease cost	$1,622	$4,884
Finance lease cost:
Amortization of right-of-use assets	$42	$126
Interest on finance lease liabilities	14	42
Total finance lease cost	$56	$168
Supplemental cash flow information for the nine months ended September 30, 2021 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(3,723)
Cash paid for finance leases included in financing activities	(258)
Right of use assets obtained in exchange for lease obligations:
Operating leases	2,876
Finance leases	—

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2021
Operating leases:
Operating lease right-of-use assets	$10,165
Operating lease liabilities:
Operating lease liabilities, current	$4,927
Operating lease liabilities, non-current	6,639
Total operating lease liabilities	$11,566
Finance leases:
Property and equipment, gross	$926
Less: accumulated depreciation	(321)
Property and equipment, net	$605

Finance lease liabilities, current	$257
Finance lease liabilities, non-current	145
Total finance lease liabilities	$402
Weighted average remaining terms were as follows (in years):

September 30, 2021
Weighted average remaining lease term
Operating leases	3.13
Finance leases	2.03
Weighted average discount rates were as follows:

September 30, 2021
Weighted average discount rate
Operating leases	2.76%
Finance leases	9.92%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (remaining three months)	$1,286	$78
2022	4,963	240
2023	3,515	71
2024	1,283	28
2025	1,205	26
2026	602	—
Total lease payments	12,854	443
Less: imputed interest	(1,288)	(41)
Total leases liabilities	$11,566	$402

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disclosures under ASC 840, Leases
Rent expense was $1.3 million and $4.2 million for the three and nine months ended September 30, 2020, respectively.
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
Note 13. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $54.1 million as of September 30, 2021, which are expected to be received within a year. In October 2021, the Company entered into an office space lease commencing April 1, 2022. This will commit the Company to total rent payments of $5.0 million and variable costs of $1.4 million through the end of the lease ending August 31, 2027.
In June 2021, the Company entered into an agreement with P3 USA, Inc. (“P3”) to provide engineering, and general and administrative services. Under the said agreement, the Company issued 291,940 shares of Class A common stock to P3 in the third quarter of 2021. In September 2021, the Company entered into an amendment to modify the existing agreement with P3 and among other things, extended the term of the agreement until December 2025. The Company expects that the expenses to be incurred with P3 will be at least $30.0 million over the extended term under the amended agreement.
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
Note 14. Segment and Customer Concentration Information
Reportable segments are (i) Autonomy Solutions and (ii) Component Sales. These segments reflect the way the CODM evaluates the Company’s business performance and manages its operations. Each segment has distinct product offerings, customers, and market penetration. The Chief Executive Officer is the CODM of the Company.
Autonomy Solutions
This segment manufactures and distributes commercial lidar sensors that measure distance using laser light to generate a highly accurate 3D map for automotive mobility applications. This segment is impacted by trends in and the strength of the autonomous vehicles and associated infrastructure/technology sector.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended September 30, 2021
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$7,550	$428	$7,978	$—	$7,978
Revenues from internal customer	2,379	1,516	3,895	(3,895)	—
Total revenue	$9,929	$1,944	$11,873	$(3,895)	$7,978
Depreciation and amortization	$673	$235	$908	$—	$908
Operating loss	(69,614)	(787)	(70,401)	256	(70,145)
Other significant items:
Segment assets	606,431	11,064	617,495	(9,689)	607,806
Inventories, net	7,531	340	7,871	—	7,871

	Three Months Ended September 30, 2020
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$3,481	$742	$4,223	$—	$4,223
Revenues from internal customer	639	813	1,452	(1,452)	—
Total revenue	$4,120	$1,555	$5,675	$(1,452)	$4,223
Depreciation and amortization	$665	$23	$688	$—	$688
Operating income (loss)	(21,800)	4	(21,796)	—	(21,796)
Other significant items:
Segment assets	191,778	2,979	194,757	(3,304)	191,453
Inventories, net	2,912	9	2,921	—	2,921

	Nine Months Ended September 30, 2021
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$17,708	$1,892	$19,600	$—	$19,600
Revenues from internal customer	5,500	3,865	9,365	(9,365)	—
Total revenue	$23,208	$5,757	$28,965	$(9,365)	$19,600
Depreciation and amortization	$1,963	$278	$2,241	$(1)	$2,240
Operating loss	(142,651)	(1,100)	(143,751)	161	(143,590)
Other significant items:
Segment assets	606,431	11,064	617,495	(9,689)	607,806
Inventories, net	7,531	340	7,871	—	7,871

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Autonomy Solutions	Component Sales	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$9,587	$1,932	$11,519	$—	$11,519
Revenues from internal customer	639	2,544	3,183	(3,183)	—
Total revenue	$10,226	$4,476	$14,702	$(3,183)	$11,519
Depreciation and amortization	$1,825	$104	$1,929	$—	$1,929
Operating income (loss)	(56,673)	192	(56,481)	—	(56,481)
Other significant items:
Segment assets	191,778	2,979	194,757	(3,304)	191,453
Inventories, net	2,912	9	2,921	—	2,921
(1) Represent the eliminations of all intercompany balances and transactions during the period presented.
Two customers accounted for 63% and 24% of the Company’s revenue for the three months ended September 30, 2021. Three customers accounted for 38%, 31% and 11% of the Company’s revenue for the nine months ended September 30, 2021, Two customers accounted for 52% and 17% of the Company’s revenue for the three months ended September 30, 2020. One customer accounted for 64% of the Company’s revenue for the nine months ended September 30, 2020.

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
Founded in 2012 by President and Chief Executive Officer Austin Russell, we built a new type of lidar from the chip-level up, with technological breakthroughs across all core components. As a result, we have created what we believe is the only lidar sensor that meets the demanding performance, safety, and cost requirements for autonomous vehicles in production bypassing the traditional limitations of legacy lidar technology, while also enabling Advanced Driving Assistance Systems (“ADAS”) with our Proactive Safety solution. Integrating this advanced hardware with our custom developed software stack enables a turn-key autonomous solution to accelerate widespread adoption across automakers at series production scale.
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
Our full-stack hardware and software autonomy solution for cars and trucks as well as our standalone lidar technology offerings have made us one of the leading partners for the world’s top OEMs. We are currently partnering with eight of the top-ten global automakers, by sales, and have the goal of being the first lidar company to produce highway self-driving and next-generation Proactive Safety systems for series production. With over 500 employees across eight global locations, we have scaled to over 50 partners in the last two years, including the first industry-wide automotive series production award in the autonomous space, awarded by Volvo Cars in May 2020, with series production expected to commence in 2022. We subsequently entered into a strategic partnership with Daimler Truck AG in October 2020 and with Mobileye Vision Technologies Ltd (“Mobileye”) in November 2020. In March 2021, we announced a partnership with Zenseact to deliver autonomous software for series production vehicles and entered into a relationship with SAIC Motor Corporation, the largest automaker in China. Since that time we have announced partnerships with Pony.AI, a leading autonomous vehicle company, and have announced a partnership with Airbus UpNext, as we work to make not only automotive, but also air transportation safer. In June 2021, we saw a watershed moment when Volvo announced that our Proactive Safety will be standard on Volvo’s upcoming fully electric flagship vehicle, which we believe will help the automaker to save even more lives as it sets a new benchmark for automotive safety. In September 2021, Polestar disclosed that they will integrate our technology into certain of their future production vehicles. In November 2021, we announced that NVIDIA has selected us as its lidar partner for their production autonomous vehicle platform known as NVIDIA DRIVE Hyperion.
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

Industrialization and Customer Update
Industrialization Update
Iris product development and tooling are both predominantly complete, and we are entering the C-phase of our product lifecycle. We continue to work closely with our manufacturing partners Celestica and Fabrinet and have successfully secured next year’s supply chain.
In Q3, we debuted our Proactive Safety™ functionality, which is enabled by our Sentinel software, at IAA Mobility2. We successfully developed our alpha version of the full-stack Sentinel solution, and demonstrated both advanced automatic emergency braking and assisted highway driving capabilities. We expect to unveil Sentinel alpha on Iris to the public at the Consumer Electronics Show (CES) in January 2022.
Customer Update
Luminar recently announced one new major commercial win and several new customer engagements:
•NVIDIA: This week we announced that NVIDIA* has selected Luminar as its lidar partner for their autonomous vehicle reference platform known as NVIDIA DRIVE Hyperion. Luminar’s Iris will be part of a best-in-class sensor suite to help deliver safe, highly assisted and full self-driving capabilities. This AI vehicle computing platform accelerates development of autonomous consumer vehicles, which will be available for production vehicles in 2024.
•Polestar: Polestar cited Luminar as their partner for best-in-class long range sensors and autonomous driving capabilities.
•Kodiak: Kodiak announced its fourth-generation autonomous truck, which will feature Luminar’s Iris sensor, sleekly integrated into the roofline.
•Embark: Embark announced its partnership with Luminar to accelerate their 2024 commercialization of self-driving trucks.
_________
*NVIDIA is classified as a major commercial win because they are a major industry player and publicly announced selection of our lidar as part of their Hyperion reference platform, which is expected to be designed into significant commercial program(s). NVIDIA is a technology/platform provider and relevant written agreements would ultimately be made directly with the end users of Nvidia’s Hyperion reference platform.
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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$7,978	$4,223	$3,755	89%	$19,600	$11,519	$8,081	70%
Cost of sales	10,762	6,924	3,838	55%	26,254	18,209	8,045	44%
Gross loss	(2,784)	(2,701)	(83)	3%	(6,654)	(6,690)	36	(1)%
Operating Expenses:
Research and development	25,890	10,152	15,738	155%	59,813	28,268	31,545	112%
Sales and marketing	5,868	2,332	3,536	152%	12,010	5,407	6,603	122%
General and administrative	35,603	6,611	28,992	439%	65,113	16,116	48,997	304%
Total operating expenses	67,361	19,095	48,266	253%	136,936	49,791	87,145	175%
Loss from operations	(70,145)	(21,796)	(48,349)	222%	(143,590)	(56,481)	(87,109)	154%
Other income (expense), net:
Change in fair value of warrants	17,072	(7,988)	25,060	(314)%	(22,649)	(12,562)	(10,087)	80%
Loss on extinguishment of debt	—	—	—	—%	—	(866)	866	(100)%
Interest expense and other	(374)	(1,076)	702	(65)%	(860)	(2,097)	1,237	(59)%
Interest income and other	843	(351)	1,194	(340)%	1,744	(221)	1,965	(889)%
Total other income (expense), net	17,541	(9,415)	26,956	(286)%	(21,765)	(15,746)	(6,019)	38%
Loss before income taxes	(52,604)	(31,211)	(21,393)	69%	(165,355)	(72,227)	(93,128)	129%
Benefit from income taxes	(1,264)	—	(1,264)	nm	(1,262)	—	(1,262)	nm
Net loss	$(51,340)	$(31,211)	$(20,129)	64%	$(164,093)	$(72,227)	$(91,866)	127%
Revenue
The increase in revenue in the three months ended September 30, 2021, compared to the same period of 2020 was driven by increased revenue from our Autonomy Solutions segment partially offset by a decrease in revenue from our Component Sales segment. The increase in revenue in the nine months ended September 30, 2021 , compared to the same period of 2020 was driven by increased revenue from our Autonomy Solutions partially offset by a decrease in revenue from our Component Sales segment. The breakdown of our revenue by these segments for the periods presented was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Autonomy Solutions	$7,550	$3,481	$4,069	117%	$17,708	$9,587	$8,121	85%
Component Sales	428	742	(314)	(42)%	1,892	1,932	(40)	(2)%
Total	$7,978	$4,223	$3,755	89%	$19,600	$11,519	$8,081	70%
The increase in revenue of our Autonomy Solutions segment in the three and nine months ended September 30, 2021, compared to same periods of 2020 was primarily driven by program revenue from customization services of our sensors and software for future series production programs.
The decrease in revenue of our Component Sales segment in the three months ended September 30, 2021, was primarily due to the completion of two large firm-fixed price contracts. The decrease in revenue of our Component Sales segment in the nine months ended September 30, 2021, compared to the same period of 2020 was primarily due to the winding down of effort on several customer contracts that were completed in the third quarter of 2021.
Cost of Sales and Gross Loss
The $3.8 million increase in the cost of sales in the three months ended September 30, 2021, compared to the same period of 2020, was due to an increase in personnel headcount, including stock-based compensation, contractor fees, and higher project service costs to customize our sensors. These increases were offset by lower direct material costs and excess inventory reserves, and increased factory utilization from higher sensor production. Our gross loss increased by $(0.1) million in the three months ended September 30, 2021, compared to the same period of 2020, primarily due to increased personnel and contractor fees to support higher production and sensor projects, and sensor repairs, offset slightly by higher project revenue, and improved factory efficiency and utilization from higher Model H and Model Iris production.
The $8.0 million increase in our cost of sales in the nine months ended September 30, 2021, compared to the same period of 2020, was due to an increase in personnel headcount, including stock-based compensation, contractor fees, and project service costs to customize our sensors. These increases were offset by lower excess inventory reserves and improved factory yield, efficiency, and utilization from higher sensor production. Our gross loss increased by $36.0 thousand in the nine months ended September 30, 2021, compared to the same period of 2020, primarily due to increased personnel and consulting fees to support higher production and sensor projects, and sensor repairs, offset slightly by higher project service revenue from customization of our sensors, higher sensor sales and improved factory utilization associated with the initial ramp-up of Model H and Model Iris sensors.
Operating Expenses
Research and Development
The $15.7 million and $31.5 million increase in research and development expenses in the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $12.3 million and $26.0 million increase in personnel-related costs including stock-based compensation costs, driven mainly by increased headcount and a higher fair value of equity awards, consultant and contractor fees in relation to preparing for multiple series production launches and continued investments in research and development.
Sales and Marketing
The $3.5 million and $6.6 million increase in sales and marketing expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $2.2 million and $4.4 million increase in personnel related costs including stock-based compensation costs from increase in headcount and consultancy fees, and a $0.9 million and $1.3 million increase in marketing expenses related to trade shows and presentations in auto industry conventions.
General and Administrative
The $29.0 million and $49.0 million increase in general and administrative expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily due to a $24.4 million and $31.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount associated with being a public company and a higher fair value of equity awards, and an increase in travel related expenses as domestic and international travel increased with the easing of Covid-19 restrictions. Increased public company costs for the three and nine months ended September 30, 2021 compared to the same periods of 2020 included $2.0 million and $6.1 million in higher insurance costs, and approximately $1.2 million and $6.7 million in higher professional services fee for legal and accounting services and regulatory fees.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants. The fair value Private Warrants decreased by $17.1 million in the three months ended September 30, 2021. In March 2021, 16,718,316 Public and Private Warrants were exercised and 204,638 Public Warrants were redeemed and prior to the exercise and redemption, the fair value of the warrants was calculated and the net increase of $46.6 million in the fair value was recorded.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(69,614)	$(21,800)	$(47,814)	219%	$(142,651)	$(56,673)	$(85,978)	152%
Component Sales	(787)	4	(791)	(19775%)	(1,100)	192	(1,292)	(673%)
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
As of September 30, 2021, we had cash and cash equivalents totaling $129.3 million and marketable securities of $415.5 million, combining for a total liquidity of $544.9 million. To date, our principal sources of liquidity have been proceeds received from issuances of equity.
In March 2021, we received $153.9 million in cash proceeds from the exercise of Public and Private warrants.
We have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $748.6 million as of September 30, 2021. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that our current cash, cash equivalents, and marketable securities will be sufficient for us to continue to execute our business strategy over the next two years and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(94,256)	$(47,731)
Investing activities	$(143,576)	$(112,453)
Financing activities	$158,161	$183,804
Operating Activities
Net cash used in operating activities was $94.3 million during the nine months ended September 30, 2021. Net cash used in operating activities was due to our net loss of $164.1 million adjusted for non-cash items of $82.7 million, primarily consisting of $22.6 million of change in fair value of warrant liabilities, $49.9 million of stock-based compensation, $1.6 million of inventory impairment and $2.2 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $12.8 million due to the timing of cash payments to vendors and cash receipts from customers.
Net cash used in operating activities was $47.7 million during the nine months ended September 30, 2020. Net cash used in operating activities was due to our net loss of $72.2 million adjusted for non-cash items of $24.8 million, primarily consisting of $12.6 million of change in fair value of warrant liabilities, $4.7 million of stock-based compensation, $4.4 million of impairment of inventories and $1.9 million of depreciation and amortization, offset by use of cash for operating assets and liabilities of $0.4 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $143.6 million in the nine months ended September 30, 2021 comprised of $530.2 million related to purchases of marketable securities and $4.2 million in capital expenditures, offset by $83.5 million and $306.9 million, respectively, of cash proceeds from sales and maturities of marketable securities.
Net cash used in investing activities of $112.5 million in the nine months ended September 30, 2020 was comprised of $123.4 million related to purchases of marketable securities and capital expenditures of $2.0 million, offset by cash proceeds from sales and maturities of marketable securities of $4.4 million and $8.5 million, respectively.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2021 was $158.2 million, compared to $183.8 million for the nine months ended September 30, 2020. Net cash provided by financing activities of $158.2 million primarily related to $153.9 million of cash received from exercises of Public and Private Warrants, $4.7 million of cash received from exercises of stock options, offset by $0.2 million of cash paid for repayment of debt and $0.3 million of cash paid for other financing activities.
Net cash provided by financing activities of $183.8 million in the nine months ended September 30, 2020 primarily related to $164.3 million of net cash received from of the issuance of Series X convertible preferred stock and $20.7 million of net cash received from the issuance of debt, offset by $1.2 million of cash paid for other financing activities.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
We had cash and cash equivalents, and marketable securities totaling $544.9 million as of September 30, 2021. Cash equivalents and marketable securities were invested primarily in U.S. treasury, commercial paper, corporate bonds, equity investments and money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
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
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in internal control over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”).
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2021 were not effective, and notwithstanding the identified material weakness, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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

Changes in Internal Control Over Financial Reporting
Management continued to take action to remediate the material weakness during the quarterly period ended September 30, 2021. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 13 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None applicable.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company.	8-K/A	001-38791	3.2	12/8/20

10.1	Amended and Restated Offer Letter by and between Luminar Technologies, Inc. and Alan Prescott dated November 11, 2021					X

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

Luminar Technologies, Inc.

Date: November 15, 2021	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer and Secretary
(Principal Financial Officer)