Form 10-Q
period 2022-03-31
Luminar Technologies, Inc./DE
filed 2022-05-06
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the registrant had 252,526,777 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our lidar products are selected for inclusion in autonomous driving or ADAS systems by automotive OEMs or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics and our future cost of goods sold (COGS) and bill of materials (BOM) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other lidar manufacturers, automotive original equipment manufacturers (“OEMs”) cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; general economic uncertainty and the effect of general economic conditions on our industry in particular, including the level of demand and financial performance of the autonomous vehicle industry and market adoption of lidar as well as developments in alternative technology and the increasingly competitive environment in which we operate; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to remediate the material weakness in our internal controls over financial reporting; our ability to protect and enforce our intellectual property rights; changes in personnel and availability of qualified personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our lidar solutions; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors” which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.luminartech.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @luminartech on Twitter, Luminartech on YouTube, and Luminar Technologies on LinkedIn). The information on our website (or any webpages referenced in this Quarterly Report on Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the SEC. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,416	$329,977
Restricted cash	710	725
Marketable securities (including $12,250 and $12,200 with a related party as of March 31, 2022 and December 31, 2021, respectively, see Note 15)	547,440	462,141
Accounts receivable	3,256	13,013
Inventory	10,012	10,342
Prepaid expenses and other current assets	37,545	29,195
Total current assets	758,379	845,393
Property and equipment, net	16,437	11,009
Operating lease right-of-use assets	14,005	9,145
Intangible assets, net	2,361	2,424
Goodwill	2,945	3,110
Other non-current assets	13,673	12,455
Total assets	$807,800	$883,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,293	$14,419
Accrued and other current liabilities	24,848	19,844
Operating lease liabilities	5,079	4,735
Total current liabilities	47,220	38,998
Warrant liabilities	16,399	31,230
Convertible senior notes	609,766	608,957
Operating lease liabilities, non-current	10,102	5,768
Other non-current liabilities	429	598
Total liabilities	683,916	685,551
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	27	27
Class B common stock	10	10
Additional paid-in capital	1,314,742	1,257,214
Accumulated other comprehensive loss	(4,556)	(908)
Treasury stock	(275,519)	(235,871)
Accumulated deficit	(910,820)	(822,487)
Total stockholders’ equity	123,884	197,985
Total liabilities and stockholders’ equity	$807,800	$883,536
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$1,541	$2,933
Services	5,314	2,380
Total revenue	6,855	5,313
Cost of sales:
Products	11,818	5,309
Services	4,836	2,330
Total cost of sales	16,654	7,639
Gross loss	(9,799)	(2,326)
Operating expenses:
Research and development	33,109	14,010
Sales and marketing	9,398	2,635
General and administrative	30,025	10,273
Total operating expenses	72,532	26,918
Loss from operations	(82,331)	(29,244)
Other income (expense), net:
Change in fair value of warrant liabilities	(3,857)	(46,649)
Interest expense and other	(3,280)	(200)
Interest income and other	1,539	170
Total other income (expense), net	(5,598)	(46,679)
Loss before provision for income taxes	(87,929)	(75,923)
Provision for income taxes	404	—
Net loss	$(88,333)	$(75,923)
Net loss per share:
Basic and diluted	$(0.25)	$(0.23)
Shares used in computing net loss per share:
Basic and diluted	348,683,836	332,987,523
Comprehensive Loss:
Net loss	$(88,333)	$(75,923)
Net unrealized losses on available-for-sale debt securities	(3,648)	(43)
Comprehensive loss	$(91,981)	$(75,966)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	218,818,037	$22	105,118,203	$11	$733,175	$34	$—	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of Public and Private Warrants	15,574,037	1	—	—	492,219	—	—	—	492,220
Issuance of Class A common stock upon exercise of stock options	183,918	—	—	—	322	—	—	—	322
Share-based compensation	—	—	—	—	1,843	—	—	—	1,843
Other comprehensive loss	—	—	—	—	—	(43)	—	—	(43)
Net loss	—	—	—	—	—	—	—	(75,923)	(75,923)
Balance as of March 31, 2021	234,575,992	$23	105,118,203	$11	$1,227,559	$(9)	$—	$(660,424)	$567,160

Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(39,648)	—	(39,648)
Issuance of Class A common stock upon exercise of Private Warrants	401,365	—	—	—	18,689	—	—	—	18,689
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,117,059	—	—	—	1,085	—	—	—	1,085
Retirement of unvested restricted common stock	(40,763)	—	—	—	—	—	—	—	—
Vendor stock-in-lieu of cash program	1,424,350	—	—	—	14,613	—	—	—	14,613
Share-based compensation	—	—	—	—	23,657	—	—	—	23,657
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(516)	—	—	—	(516)
Other comprehensive loss	—	—	—	—	—	(3,648)	—	—	(3,648)
Net loss	—	—	—	—	—	—	—	(88,333)	(88,333)
Balance as of March 31, 2022	269,978,536	$27	97,088,670	$10	$1,314,742	$(4,556)	$(275,519)	$(910,820)	$123,884
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,333)	$(75,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	657
Noncash lease expense related to operating lease right-of-use assets	885	890
Amortization of premium on marketable securities	444	262
Change in fair value of warrants	3,857	46,649
Vendor stock-in-lieu of cash program	7,848	—
Amortization of debt discount and issuance costs	809	—
Impairment of inventories	1,356	257
Share-based compensation	26,698	1,837
Product warranty and other	107	853
Changes in operating assets and liabilities:
Accounts receivable	9,757	3,828
Inventories	(768)	(442)
Prepaid expenses and other current assets	(3,300)	(5,797)
Other non-current assets	158	(1,318)
Accounts payable	5,983	1,766
Accrued and other current liabilities	1,200	(813)
Other non-current liabilities	(343)	(720)
Net cash used in operating activities	(32,837)	(28,014)
Cash flows from investing activities:
Purchases of marketable securities	(193,687)	(226,245)
Proceeds from maturities of marketable securities	91,454	69,275
Proceeds from sales of marketable securities	12,842	29,505
Purchases of property and equipment	(5,004)	(889)
Net cash used in investing activities	(94,395)	(128,354)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	153,927
Proceeds from exercise of stock options	1,092	321
Payments of employee taxes related to vested restricted stock units	(516)	—
Repurchase of common stock and redemption of warrants	(43,920)	(2)
Other financing activities	—	(142)
Net cash provided by (used in) financing activities	(43,344)	154,104
Net decrease in cash, cash equivalents and restricted cash	(170,576)	(2,264)
Beginning cash, cash equivalents and restricted cash	330,702	209,719
Ending cash, cash equivalents and restricted cash	$160,126	$207,455
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$19
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$18,689	$338,293
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	10,849
Operating lease right-of-use assets obtained in exchange for lease obligations	5,746	2,876
Deferred financing costs recorded in accrued liabilities	—	223
Purchases of property and equipment recorded in accounts payable and accrued liabilities	1,950	504
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
Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Business Combination, “Gores” refers to the Company prior to the Business Combination and “Legacy Luminar” refers to Luminar Technologies, Inc., prior to the Business Combination. Refer to Reverse Merger with Gores in Note 3 to the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information relating to the Business Combination.
The Company is a developer of advanced sensor technologies and software for the autonomous vehicle industry, encompassing Laser Imaging, Detection and Ranging (lidar) technology. The Company manufactures and distributes commercial lidar sensors and certain components for the autonomous vehicle industry. The Company is headquartered in Orlando, Florida and has various facilities located in the United States and internationally in Munich, Germany.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, valuation allowance for deferred tax assets, valuation of warrants, forecasted costs associated with non-recurring (“NRE”) services, product warranty reserves, stock-based compensation expense and other loss contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company has two business activities which are its operating segments:
(i) “Autonomous Solutions” for automotive applications, which includes manufacturing and distribution of lidar sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s lidar products, and development of software products that enable autonomy capabilities; and
(ii) “Components” which includes development of application-specific integrated circuits, pixel-based sensors, as well as designing, testing and providing consulting services for non-standard integrated circuits. In August 2021, the Company acquired Optogration, Inc. (“Optogration”), which has been included in the Components segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. Cash held by the Company in foreign entities as of March 31, 2022 and December 31, 2021 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Four customers accounted for 39%, 20%, 11% and 10%, respectively, of the Company’s accounts receivable at March 31, 2022. Two customers accounted for 39% and 31% of the Company’s accounts receivable at December 31, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2022.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, it requires an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company elected to early adopt ASU 2021-08 as of January 1, 2022. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.
Note 3. Revenue
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

	Three Months Ended March 31,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$4,968	73%	$2,539	48%
Asia Pacific	1,860	27%	321	6%
Europe and Middle East	27	—%	2,453	46%
Total	$6,855	100%	$5,313	100%
Revenue by timing of recognition:
Recognized at a point in time	$1,541	22%	$2,053	39%
Recognized over time	5,314	78%	3,260	61%
Total	$6,855	100%	$5,313	100%
Revenue by segment:
Autonomy Solutions	$5,898	86%	$4,336	82%
Components	957	14%	977	18%
Total	$6,855	100%	$5,313	100%

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants entitle VCTF to purchase up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share from the Company and were determined to be an equity classified award to VCTF. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones, upon reaching commercial production and delivering of production units. The grant date fair value of warrants, aggregating $2.9 million, represents consideration payable to VCTF and will be recognized as reduction in revenue consistent with the revenue recognition pattern when these warrants become probable of vesting. The Company’s management determined that the vesting of the first of the two tranches of Volvo Warrants was probable as of December 31, 2021. As such, the Company had recognized a reduction in revenue in the amount of $1.0 million related to the said first tranche of the Volvo Warrants in the year ended December 31, 2021. The Company’s management determined that the vesting of the second tranche of Volvo Warrants was not probable as of March 31, 2022.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company’s contract assets as of March 31, 2022 and December 31, 2021 were $14.8 million and $9.9 million, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $0.9 million as of March 31, 2022 and December 31, 2021, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.
The significant changes in contract assets balances consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Beginning balance	$9,907	$—
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	4,865	9,907
Ending balance	$14,772	$9,907
The significant changes in contract liabilities balances consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Beginning balance	$898	$2,284
Revenue recognized that was included in the contract liabilities beginning balance	(250)	(1,792)
Net increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	259	406
Ending balance	$907	$898

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$251,673	$1	$(2,685)	$248,989
U.S. agency and government sponsored securities	4,996	—	(89)	4,907
Commercial paper	130,103	1	(126)	129,978
Corporate bonds	158,595	1	(1,348)	157,248
Asset-backed securities	41,185	—	(311)	40,874
Total debt securities	$586,552	$3	$(4,559)	$581,996
Included in cash and cash equivalents	$80,201	$2	$(28)	$80,175
Included in marketable securities	506,351	1	(4,531)	501,821

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$161,938	$1	$(474)	$161,465
U.S. agency and government sponsored securities	4,995	—	(25)	4,970
Commercial paper	40,788	—	(4)	40,784
Corporate bonds	165,522	13	(345)	165,190
Asset-backed securities	46,540	—	(74)	46,466
Total debt securities	$419,783	$14	$(922)	$418,875
Included in cash and cash equivalents	$950	$—	$—	$950
Included in marketable securities	418,833	14	(922)	417,925
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(2,685)	$228,993	$(474)	$146,454
U.S. agency and government sponsored securities	(89)	4,907	(25)	4,970
Commercial paper	(126)	114,980	(4)	30,285
Corporate bonds	(1,348)	156,246	(345)	145,522
Asset-backed securities	(311)	40,874	(74)	45,251
Total	$(4,559)	$546,000	$(922)	$372,482

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Condensed Consolidated Balance Sheets Location	March 31, 2022	December 31, 2021
Money market funds(1)	Cash and cash equivalents	$47,497	$25,654
Marketable equity investments(1)	Marketable securities	45,619	$44,216
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	$10,002	$10,002
Total		$103,118	$79,872
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
Total realized and unrealized gains and losses associated with the Company’s equity investments was not material in the three months ended March 31, 2022 and 2021.
Note 5. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$31,744	$303,373
Money market funds	47,497	25,654
U.S. treasury securities	19,997	—
Commercial paper	60,178	950
Total cash and cash equivalents	$159,416	$329,977
Inventories, net
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,535	$5,866
Work-in-process	2,265	1,171
Finished goods	1,212	3,305
Total inventories, net	$10,012	$10,342
The Company’s inventory write-down (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) was $1.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$15,893	$14,651
Contract assets	14,772	9,907
Advance payments to vendors	4,417	1,810
Other receivables	2,463	2,827
Total prepaid expenses and other current assets	$37,545	$29,195
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$8,286	$7,694
Computer hardware and software	2,871	2,854
Leasehold improvements	885	869
Vehicles, including demonstration fleet	2,631	2,421
Furniture and fixtures	829	272
Construction in progress	8,454	3,677
Total property and equipment	23,956	17,787
Accumulated depreciation and amortization	(7,519)	(6,778)
Total property and equipment, net	$16,437	$11,009
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) were not material.
Depreciation and amortization expense associated with property and equipment was $0.7 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Beginning of the period	$2,424
Amortization	(63)
End of the period	$2,361
The components of intangible assets were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$780	$(52)	$728	9.3	$780	$(33)	$747	9.6
Tradename	120	(120)	—	—	120	(120)	—	—
Developed technology	1,750	(117)	1,633	9.3	1,750	(73)	1,677	9.6
Total intangible assets	$2,650	$(289)	$2,361	9.3	$2,650	$(226)	$2,424	9.6
Amortization expense related to intangible assets was $0.1 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
Remaining 2022	$190
2023	253
2024	253
2025	253
2026	253
Thereafter	1,159
Total	$2,361
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	Components	Total
As of March 31, 2022	$687	$2,258	$2,945
As of December 31, 2021	$687	$2,423	$3,110
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Security deposits	$2,574	$1,187
Non-marketable equity investment	10,002	10,002
Other non-current assets	1,097	1,266
Total other non-current assets	$13,673	$12,455
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$13,755	$9,899
Accrued expenses	6,431	6,727
Warranty reserves	1,401	1,798
Accrued interest payable	2,242	316
Other	1,019	1,104
Total accrued and other current liabilities	$24,848	$19,844
Note 6. Convertible Senior Notes and Capped Call Transactions
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
Each $1,000 principal amount of the Convertible Senior Notes is initially convertible into 50.0475 shares of the Company’s Class A common stock, par value $0.0001, which is equivalent to an initial conversion price of approximately $19.98 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events prior to the

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
maturity date but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of some or all of the Convertible Senior Notes, the Company will, under certain circumstances, increase the conversion rate of the Convertible Senior Notes for a holder who elects to convert its Convertible Senior Notes in connection with such a corporate event or convert its Convertible Senior Notes called for redemption during the related redemption period, as the case may be. The Convertible Senior Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after December 20, 2024, and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (2) the trading day immediately before the date the Company sends such notice. If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Senior Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their Convertible Senior Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of March 31, 2022, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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
The Company has classified the Convertible Senior Notes as a non-current liability under the guidance in ASC 470-20, as amended by ASU 2020-06. Debt discount and issuance costs aggregating approximately $16.2 million were initially recorded as a reduction to the principal amount of the Convertible Senior Notes and is being amortized as interest expense on a straight line basis over the contractual terms of the notes. The Company estimates that the difference between amortizing the debt discounts and the issuance costs using the straight line method as compared to using effective interest rate method is immaterial.
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(15,234)	(16,043)
Net carrying amount	$609,766	$608,957

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

Three Months Ended March 31, 2022
Contractual interest expense	$1,926
Amortization of debt discount and issuance costs	809
Total interest expense	$2,735
The remaining term over which the debt discount and issuance costs will be amortized is 4.7 years. Interest expense of $1.9 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022.
In connection with the offering of the Convertible Senior Notes, the Company entered into privately negotiated capped call option transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $19.98 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $30.16 per share, subject to certain adjustment events. The Capped Calls are generally intended to reduce the potential dilution to the Class A common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls expire on April 6, 2027, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, failure to deliver, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $73.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
Note 7. Fair Value Measurements
As of March 31, 2022, the Company carried cash equivalents, marketable investments and Private Warrants. The Company had previously carried Public Warrants which were exercised and redeemed in March 2021.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2021. As of March 31, 2022, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 3.68 years, volatility of 75.6% and a risk-free rate of 2.44%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2021	$31,230
Change in fair value prior to exercise in January 2022	4,586
Exercises in January 2022	(18,688)
Other measurement adjustments	(729)
Balance as of March 31, 2022	$16,399

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,497	$—	$—	$47,497
U.S. treasury securities	19,997	—	—	19,997
Commercial paper	—	60,178	—	60,178
Total cash equivalents	$67,494	$60,178	$—	$127,672
Marketable investments:
U.S. treasury securities	$228,992	$—	$—	$228,992
U.S. agency and government sponsored securities	—	4,907	—	4,907
Commercial paper	—	69,800	—	69,800
Corporate bonds	—	157,248	—	157,248
Asset-backed securities	—	40,874	—	40,874
Equity investments	45,619	—	—	45,619
Total marketable investments	$274,611	$272,829	$—	$547,440
Liabilities:
Private Warrants	$—	$—	$16,399	$16,399
Total warrant liabilities	$—	$—	$16,399	$16,399

	Fair Value (in thousands) Measured as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,654	$—	$—	$25,654
Commercial paper	—	950	—	950
Total cash equivalents	$25,654	$950	$—	$26,604
Marketable investments:
U.S. treasury securities	$161,465	$—	$—	$161,465
U.S. agency and government sponsored securities	—	4,970	—	4,970
Commercial paper	—	39,834	—	39,834
Corporate bonds	—	165,190	—	165,190
Asset-backed securities	—	46,466	—	46,466
Marketable equity investments	44,216	—	—	44,216
Total marketable investments	$205,681	$256,460	$—	$462,141
Liabilities:
Private Warrants	—	—	31,230	31,230
Total warrant liabilities	$—	$—	$31,230	$31,230
As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $631.9 million and $669.4 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 6 for further information on the Company’s Convertible Senior Notes.
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
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(88,333)	$(75,923)
Denominator:
Weighted average common shares outstanding- Basic	348,683,836	332,987,523
Weighted average common shares outstanding- Diluted	348,683,836	332,987,523
Net loss per shares attributable to common shareholders- Basic and Diluted	$(0.25)	$(0.23)
The following table presents the potential shares of Common Stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

March 31, 2022
Warrants	5,776,772
Stock options	10,187,197
Restricted stock awards and restricted stock units	15,077,199
Liability classified RSUs	2,628,407
Vendor stock-in-lieu of cash program	833,173
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	74,389,181
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $19.981 per share. These Convertible Senior Notes were not convertible as of March 31, 2022 because the closing price of Class A common stock as of March 31, 2022 was less than the initial conversion price.
Note 9. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 31, 2022, the Company had authorized 715,000,000 and 121,000,000 shares of Class A and Class B common stock with a par value of $0.0001 per share for each class. As of March 31, 2022, the Company had 269,978,536 and 97,088,670 shares of Class A and Class B common stock issued and outstanding, respectively. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Public and Private Warrants
As of December 31, 2021, the Company had no Public Warrants and 3,077,021 Private Warrants outstanding.
In January 2022, 1,389,529 Private Warrants were exercised on a cashless basis and the Company issued 401,365 shares of Class A common stock pursuant to the exercises. The Company had 1,687,492 Private Warrants outstanding as of March 31, 2022. These Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors and other third parties wherein the Company at its discretion may elect to compensate the respective vendors / third parties for services provided in either cash or by issuing shares of the Company’s Class A common stock (“Stock-in-lieu of Cash Program”). During the three months ended March 31, 2022, the Company issued 674,350 shares of Class A common stock as part of the Stock-in-lieu of Cash Program. The Company considers the shares issuable under the Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors requires the Company to issue a variable number of shares to settle amounts owed. As of March 31, 2022, the Company had a total of $2.5 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
In November 2021, the Company entered into an agreement with Daimler North America Corporation (“Daimler”) wherein Daimler will be providing certain data and other services. To compensate Daimler for these services, the Company agreed to issue 1.5 million shares of Class A common stock to Daimler. These shares vest over a period of two years. The Company recorded costs related to these shares as research and development expense of $2.0 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company issued 750,000 shares of Class A common stock related to this arrangement. The unamortized cost relating to the shares issued to Daimler under this agreement was recorded as $9.2 million in prepaid expenses and other current and non-current assets as of March 31, 2022.
The Company’s vendor Stock-in-lieu of Cash Program activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	1,500,000	$15.72
Granted	674,350	12.93
Vested	(1,424,350)	14.09
Outstanding as of March 31, 2022	750,000	15.72
Note 10. Stock-based Compensation
Prior to becoming a publicly traded entity, the Company issued incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee consultants under its 2015 Stock Plan (the “2015 Plan”). Since the closing of the Business Combination, the Company has not issued any new stock-based awards under the 2015 Plan.
In December 2020, the Company’s Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, as of March 31, 2022, the Company was authorized to issue a maximum number of 36,588,278 shares of Class A common stock.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the Company’s stock option activity for the nine months ended March 31, 2022 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2021	11,507,643	$1.72
Exercised	(654,935)	1.67
Cancelled/Forfeited	(665,511)	1.67
Outstanding as of March 31, 2022	10,187,197	1.73	7.50	$143,555
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $8.3 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $0.8 million during the three months ended March 31, 2022.
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
Restricted stock awards activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	666,298	$1.21
Forfeited	(11,783)	1.22
Vested	(168,144)	1.16
Outstanding as of March 31, 2022	486,371	1.23
Restricted Stock units
The Company has been granting restricted stock units (“RSUs”) under the 2020 Plan. Each RSU granted under the 2020 Plan represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s restricted stock units activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	11,983,032	$19.56
Granted	4,429,640	14.10
Forfeited	(326,912)	17.94
Vested	(1,494,932)	19.48
Outstanding as of March 31, 2022	14,590,828	17.92
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2022 and 2021, the Company recorded $1.8 million and $0.0 million, respectively, in stock-based compensation expense related to these awards.
Optogration Awards
As part of the Optogration acquisition in August 2021, the Company owes up to $22.0 million of post combination compensation related to certain service and performance conditions. As of March 31, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $9.1 million in stock-based compensation expense through March 31, 2022.
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$1,786	$83
Research and development	7,102	762
Sales and marketing	2,868	186
General and administrative	14,942	806
Total	$26,698	$1,837
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity Classified Awards:
Stock options	$522	$163
RSAs	(166)	1,674
RSUs	21,509	—
Liability Classified Awards:
Fixed value equity awards	1,780	—
Optogration awards	3,053	—
Total	$26,698	$1,837
Note 11. Income Taxes
The Company had provision for income taxes of $0.4 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 0.5% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
Note 12. Leases
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through September 2028. In October 2021, the Company entered into a lease agreement commencing on April 1, 2022 for a term of 65 months through August 31, 2027. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease expenses for were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$1,116	$1,174
Variable lease cost	385	459
Total operating lease cost	$1,501	$1,633
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(1,314)	$(1,219)
Right of use assets obtained in exchange for lease obligations:
Operating leases	5,746	2,876
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$14,005	$9,145
Operating lease liabilities:
Operating lease liabilities, current	$5,079	$4,735
Operating lease liabilities, non-current	10,102	5,768
Total operating lease liabilities	$15,181	$10,503
Weighted average remaining terms were as follows (in years):

	March 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	3.97	2.95
Weighted average discount rates were as follows:

	March 31, 2022	December 31, 2021
Weighted average discount rate
Operating leases	3.62%	2.80%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2022 (remaining nine months)	$3,993
2023	4,591
2024	2,373
2025	2,351
2026	1,795
2027	1,231
Thereafter	800
Total lease payments	17,134
Less: imputed interest	(1,953)
Total leases liabilities	$15,181

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $39.1 million as of March 31, 2022, which are expected to be received within a year. In October 2021, the Company entered into an office space lease commencing April 1, 2022. This will commit the Company to total rent payments of $5.0 million and variable costs of $1.4 million through the end of the lease ending August 31, 2027.
In June 2021, the Company entered into an agreement with P3 USA, Inc. (“P3”) to provide engineering, and general and administrative services. Under the said agreement, the Company issued 291,940 shares of Class A common stock to P3 in the third quarter of 2021. In September 2021, the Company entered into an amendment to modify the existing agreement with P3 and among other things, extended the term of the agreement until December 2025. The Company has committed a spend of $30.0 million with P3 over the contracted term.
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
Note 14. Segment and Customer Concentration Information
Reportable segments are (i) Autonomy Solutions and (ii) Components. These segments reflect the way the chief operating decision maker (“CODM”) evaluates the Company’s business performance and manages its operations. Each segment has distinct product offerings, customers, and market penetration. The Chief Executive Officer is the CODM of the Company.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended March 31, 2022
	Autonomy Solutions	Components	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$5,898	$957	$6,855	$—	$6,855
Revenues from internal customer	2,361	2,156	4,517	(4,517)	—
Total revenue	$8,259	$3,113	$11,372	$(4,517)	$6,855
Depreciation and amortization	$544	$261	$805	$—	$805
Operating income (loss)	(82,177)	270	(81,907)	(424)	(82,331)
Other significant items:
Segment assets	815,160	10,992	826,152	(18,352)	807,800
Inventories, net	9,813	199	10,012	—	10,012

	Three Months Ended March 31, 2021
	Autonomy Solutions	Components	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$4,336	$977	$5,313	$—	$5,313
Revenues from internal customer	1,275	1,142	2,417	(2,417)	—
Total revenue	$5,611	$2,119	$7,730	$(2,417)	$5,313
Depreciation and amortization	$638	$20	$658	$(1)	$657
Operating income (loss)	(28,868)	(237)	(29,105)	(139)	(29,244)
Other significant items:
Segment assets	650,211	3,708	653,919	(2,705)	651,214
Inventories, net	3,245	38	3,283	—	3,283
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
Two customers accounted for 52% and 23% of the Company’s revenue for the three months ended March 31, 2022. One customer accounted for 45% of the Company’s revenue for the three months ended March 31, 2021.
Note 15. Related Party Transactions
Equity Investments
In February 2021, the Company invested $15.0 million in a special purpose acquisition company, of which Mr. Jun Hong Heng, is the Chairman and Chief Executive Officer, and a principal shareholder. Mr. Heng became a director of the Company in June 2021. The terms of such investment were no less favorable to the Company than to other third party investors. During 2021, the Company sold $2.9 million of this investment and had a remaining balance of $12.1 million as of December 31, 2021. The fair value of this investment as of March 31, 2022 was $12.3 million.
Note 16. Subsequent Event
On March 14, 2022, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of capital stock of Freedom Photonics LLC (“Freedom Photonics”). The closing consideration was paid in the form of shares of Class A common stock of the Company and additional stock consideration would be due to the sellers if certain post-closing conditions are met. Management is in the process of making a determination whether some or all of the additional consideration is required to be reflected as compensation costs in the post-acquisition periods. The transaction closed on April 13, 2022. The

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company is currently finalizing the allocation of the purchase price which is expected to be allocated primarily to goodwill and intangible assets. Freedom Photonics is expected to be included as part of the Company’s Components segment.
On May 2, 2022, the Board of Directors of the Company granted an award of 10.8 million RSUs to Austin Russell, the Company’s Chief Executive Officer. This award represents Mr. Russell’s total compensation from the Company, and is subject to all of the following vesting conditions:
•Market condition: Upon achievement of stock price of $50 or more, $60 or more, and $70 or more. Stock price will be measured based on volume-weighted average price per share for 90 consecutive trading days;
•Service condition: Vesting over 7-years; and
•Performance condition: Upon start of production of one series production program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
Our lidar hardware and software products help set the standard for safety in the industry and are designed to enable accurate and reliable detections of some of the most challenging “edge cases” autonomous vehicles can encounter on a regular basis. This is achieved by advancing existing lidar range and resolution to new levels, ensuring hard-to-see objects like a tire on the road ahead or a child that runs into the street are not missed, as well as by developing our software to interpret the data needed to inform autonomous and assisted driving decisions.
Our full-stack hardware and presently under development software autonomy solution for cars and trucks as well as our standalone lidar technology offerings is expected to make us one of the leading technology partners for the world’s top OEMs.
COVID-19 Impact
The coronavirus (COVID-19) pandemic has adversely affected our and some of our customers’ business operations. The extent of the continued impact of the coronavirus pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, including the emergence of variants, and impact on our customers, suppliers, and employees, all of which is uncertain at this time. We expect the coronavirus (COVID-19) pandemic to adversely impact our business, including product development and industrialization initiatives, timing of shipment of products and provision of services to customers, supply chain, and may impact our financial position and results of operations. We are unable to predict at this time the potential adverse impact. For more information on our operations and risks related to health epidemics, including the COVID-19 pandemic, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
Industrialization Update
Luminar believes it remains on track to its previously announced goal of achieving series production readiness for Iris lidar and core software by the end of 2022. In the first quarter of 2022, Luminar continued to validate and successfully ramp production of lidar transceivers (its most complex component) at contract manufacturing partner Fabrinet.
In the first quarter of 2022, Luminar delivered certain software prototypes to a third party testing company to further validate its Proactive Safety™ capability. Luminar believes it remains on track to a Sentinel software beta release by year end.
Customer Updates
Luminar recently announced two new major commercial wins:
•Mercedes Benz: In January 2022, we announced a partnership with Mercedes-Benz to accelerate the development of future automated driving technologies for Mercedes passenger cars.
•Nissan: Nissan recently announced and demonstrated its integration of Luminar’s lidar as part of the development of a new driver-assistance technology.
We identify major commercial wins only when we have entered into a collaboration or partnership agreement and have reason to believe that such engagement is expected to result in future series production. Given the customary business practices in the automotive industry, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item IA of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.
Basis of Presentation
We currently conduct our business through two operating segments: (i) Autonomy Solutions and (ii) Components.
Components of Results of Operations
Revenue
Our revenue producing activities are organized in two operating segments: (i) Autonomy Solutions and (ii) Components.
The Autonomy Solutions segment is engaged in design, manufacturing, and sale of lidar sensors catering mainly to the original equipment manufacturers in the automobile, commercial vehicle, robo-taxi and adjacent industries. The Autonomy Solutions segment revenue also includes fees earned from non-recurring engineering services provided to customers in connection with customization of our sensor and software products.
The Components segment provides advanced semiconductors and related components as well as design, test and consulting services to the Autonomy Solutions segment as well as various third-party customers, including government agencies and defense contractors, in markets generally unrelated to autonomous vehicles.
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
Two customers accounted for 52% and 23% of the Company’s revenue for the three months ended March 31, 2022. One customer accounted for 45% of the Company’s revenue for the three months ended March 31, 2021.
Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our lidar sensors, which primarily consists of personnel-related costs including certain engineering personnel and stock-based compensation and material purchases from third-party contract manufacturers and suppliers which are directly associated with our manufacturing process. Cost of sales includes cost of providing services to customers, depreciation and amortization for manufacturing fixed assets or equipment, cost of components, product testing and launch-related costs, an allocated portion of overhead, facility and information technology (“IT”) costs, write downs for excess and obsolete inventory and shipping costs.
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
Change in Fair Value of Warrants
The warrant liabilities are classified as marked-to-market liabilities and the corresponding increase or decrease in value is reflected in change in fair value of warrants.
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

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$6,855	$5,313	$1,542	29%
Cost of sales	16,654	7,639	9,015	118%
Gross loss	(9,799)	(2,326)	(7,473)	321%
Operating Expenses:
Research and development	33,109	14,010	19,099	136%
Sales and marketing	9,398	2,635	6,763	257%
General and administrative	30,025	10,273	19,752	192%
Total operating expenses	72,532	26,918	45,614	169%
Loss from operations	(82,331)	(29,244)	(53,087)	182%
Other income (expense), net:
Change in fair value of warrants	(3,857)	(46,649)	42,792	(92)%
Interest expense and other	(3,280)	(200)	(3,080)	1540%
Interest income and other	1,539	170	1,369	805%
Total other income (expense), net	(5,598)	(46,679)	41,081	(88)%
Loss before income taxes	(87,929)	(75,923)	(12,006)	16%
Provision for income taxes	404	—	404	nm
Net loss	$(88,333)	$(75,923)	$(12,410)	16%
Revenue
The increase in revenue in the three months ended March 31, 2022 compared to the same period of 2021 was primarily driven by increased revenue from our Autonomy Solutions segment. The following table sets forth a breakdown of our revenue by these segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$5,898	$4,336	$1,562	36%
Components	957	977	(20)	(2)%
Total	$6,855	$5,313	$1,542	29%
The increase in revenue of our Autonomy Solutions segment in the three months ended March 31, 2022 compared to same period in 2021 was primarily driven by increase in revenue from customization / non-recurring engineering services and increase in sales of sensors.
Cost of Sales
The $9.0 million increase in the cost of sales in the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to launch-related costs, increase in sales of sensors and increases in customization / NRE services and tooling costs, as well as impairment of inventory and costs associated with industrialization of Iris as we get closer to series production readiness.
Operating Expenses
Research and Development
The $19.1 million increase in research and development expenses in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•a $9.4 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and
•a $8.6 million increased contractor fees and external spend in relation to continued development and testing of our sensor and software products, as well as development activities related to advanced manufacturing.

Sales and Marketing
The $6.8 million increase in sales and marketing expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•a $3.3 million increase in personnel related costs including stock-based compensation costs due to increased headcount; and
•a $2.7 million increase in marketing expenses related to trade shows and presentations in auto industry conventions as well as increased outside consultants costs related to business development activities.
General and Administrative
The $19.8 million increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•a $15.8 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount;
•a $2.0 million increase in costs associated with being a public company, including audit fees and tax advisory fees; and
•a $2.2 million increase in legal and other costs associated with our acquisition of Freedom Photonics LLC.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants.
In January 2022, 1,389,529 Private Warrants were exercised. The non-cash charge related to Private Warrants was $3.9 million for the three months ended March 31, 2022.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(82,177)	$(28,868)	$(53,309)	185%
Components	270	(237)	507	(214%)
Liquidity and Capital Resources
Sources of Liquidity
Our capital requirements will depend on many factors, including lidar and software sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. Until we can generate sufficient revenue from sale of products and services to cover our operating expenses, working capital, and capital expenditures, we expect our cash, cash equivalents and marketable securities, and proceeds from debt and/or equity financings to fund our cash needs. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industries have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
We expect to continue to invest in our product and software development as well as incur efforts to build customer relations and markets. Further, we expect to invest in developing advanced manufacturing capabilities, both, internally as well as with our contract manufacturing partners. For example, in January 2022, we executed an arrangement with Celestica committing approximately $26.9 million for purchase of capital equipment as well as engineering efforts related to manufacturing process. We expect to fund these product and business development initiatives, and capital expenditures either through our cash, cash equivalents and marketable securities or through our Stock-in-lieu of Cash Program.
As of March 31, 2022, we had cash and cash equivalents totaling $159.4 million and marketable securities of $547.4 million. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $910.8 million as of March 31, 2022. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D and other infrastructure investments that we have made and intend to continue to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(32,837)	$(28,014)
Investing activities	$(94,395)	$(128,354)
Financing activities	$(43,344)	$154,104
Operating Activities
Net cash used in operating activities was $32.8 million during the three months ended March 31, 2022. Net cash used in operating activities was due to our net loss of $88.3 million adjusted for non-cash items of $42.8 million, primarily consisting of $26.7 million of stock-based compensation, $7.8 million of vendor payments in stock in lieu of cash and $3.9 million of change in fair value of warrant liabilities, offset by use of cash for operating assets and liabilities of $12.7 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $94.4 million in the three months ended March 31, 2022 comprised of $193.7 million related to purchases of marketable securities and $5.0 million in capital expenditures, offset by $12.8 million and $91.5 million, respectively, of cash proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $43.3 million in the three months ended March 31, 2022 comprised primarily of $43.9 million cash paid for repurchases of shares of Class A common stock.
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
During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 2 of the notes to condensed consolidated financial statements included in this report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.
We had cash and cash equivalents, and marketable securities totaling $706.9 million as of March 31, 2022. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2022, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation and for the reasons set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).
Previously identified material weaknesses
As discussed in Part II, Item 9A in our 2021 Annual Report, we identified deficiencies in the control environment, control activities, information & communication, and monitoring components of the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) that constitute material weaknesses, either individually or in the aggregate. The material weaknesses in these components of the COSO framework resulted from a lack of sufficient number of qualified personnel within our accounting and internal audit functions who possessed an appropriate level of expertise to effectively perform certain functions and activities and led to additional material weaknesses, as discussed in Part II, Item 9A in our 2021 Annual Report.
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation Plan and Status
Management is committed to remediating the material weaknesses identified as promptly as possible. As part of our remediation plan described in Part II, Item 9A in our 2021 Annual Report, we are continuing to test the ongoing operating effectiveness of new and existing controls. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
During the three months ended March 31, 2022, we continued to initiate and will continue to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:
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
•We have added and we continue to be in the process of adding sufficient number of qualified personnel within our accounting function. In the fourth quarter of 2021, we have hired our new Chief Accounting Officer, and in the first quarter of 2022, we have hired our new Corporate Controller, Assistant Corporate Controller and Vice President of Internal Audit. We will further invest in building an in-house internal audit function and hire further personnel with accounting, financial reporting, and compliance experience as necessary.
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
Changes in Internal Control Over Financial Reporting
Other than the above-mentioned remediation efforts, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 13 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2022, we issued an aggregate of 1,424,350 shares of Class A common stock to various vendors and partners in lieu of cash payment for services provided to us. The shares were issued in private placement transactions in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We subsequently filed a post-effective amendment to a registration statement on Form S-1 on a registration statement on Form S-3 (File No. 333-262250) and a registration statement on Form S-3 (File No. 333-257989) for the resale of these shares which become effective on February 3, 2022 and March 7, 2022, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In December 2021, our Board of Directors authorized a program for us to repurchase shares of $312.5 million of the Company’s Class A common stock. The Company’s share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. As of March 31, 2022, approximately $37.0 million remained available for stock repurchases pursuant to our stock repurchase program. The following table summarizes the stock repurchase activity for the three months ended March 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share and per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2022 — January 31, 2022	1,008,779	$17.66	1,008,779	$58,810
February 1, 2022 — February 28, 2022	—	$—	—	$58,810
March 1, 2022 — March 31, 2022	1,673,769	$13.04	1,673,769	$36,982
Total	2,682,548	$14.78	2,682,548
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

Luminar Technologies, Inc.

Date: May 6, 2022	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)