Form 10-Q
period 2022-06-30
Luminar Technologies, Inc./DE
filed 2022-08-09
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, the registrant had 260,793,186 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our lidar products are selected for inclusion in autonomous driving or ADAS systems by automotive OEMs or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics and our future cost of goods sold (COGS) and bill of materials (BOM) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other lidar manufacturers, automotive original equipment manufacturers (“OEMs”) cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; general economic uncertainty and the effect of general economic conditions generally, including inflation, recession risks and rising interest rates, and on our industry in particular, including the level of demand and financial performance of the autonomous vehicle industry and market adoption of lidar as well as developments in alternative technology and the increasingly competitive environment in which we operate; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to remediate the material weakness in our internal controls over financial reporting; our ability to protect and enforce our intellectual property rights; changes in personnel and availability of qualified personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our lidar solutions; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors” which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,717	$329,977
Restricted cash	980	725
Marketable securities (including $4,721 and $12,200 with a related party as of June 30, 2022 and December 31, 2021, respectively, see Note 16)	528,548	462,141
Accounts receivable	9,279	13,013
Inventory	9,349	10,342
Prepaid expenses and other current assets	46,178	29,195
Total current assets	671,051	845,393
Property and equipment, net	19,946	11,009
Operating lease right-of-use assets	17,447	9,145
Intangible assets, net	23,458	2,424
Goodwill	18,465	3,110
Other non-current assets	25,230	12,455
Total assets	$775,597	$883,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,119	$14,419
Accrued and other current liabilities	31,504	19,844
Operating lease liabilities	6,217	4,735
Total current liabilities	57,840	38,998
Warrant liabilities	4,351	31,230
Convertible senior notes	610,575	608,957
Operating lease liabilities, non-current	12,464	5,768
Other non-current liabilities	1,806	598
Total liabilities	687,036	685,551
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	28	27
Class B common stock	10	10
Additional paid-in capital	1,413,064	1,257,214
Accumulated other comprehensive loss	(6,005)	(908)
Treasury stock	(312,477)	(235,871)
Accumulated deficit	(1,006,059)	(822,487)
Total stockholders’ equity	88,561	197,985
Total liabilities and stockholders’ equity	$775,597	$883,536
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$1,798	$1,977	$3,339	$4,910
Services	8,134	4,332	13,448	6,712
Total revenue	9,932	6,309	16,787	11,622
Cost of sales:
Products	16,987	3,720	28,805	9,029
Services	11,105	4,133	15,941	6,463
Total cost of sales	28,092	7,853	44,746	15,492
Gross loss	(18,160)	(1,544)	(27,959)	(3,870)
Operating expenses:
Research and development	40,941	19,913	74,050	33,923
Sales and marketing	7,189	3,507	16,587	6,142
General and administrative	38,150	19,237	68,175	29,510
Total operating expenses	86,280	42,657	158,812	69,575
Loss from operations	(104,440)	(44,201)	(186,771)	(73,445)
Other income (expense), net:
Change in fair value of warrant liabilities	11,733	6,928	7,876	(39,721)
Interest expense and other	(3,148)	(288)	(6,428)	(488)
Interest income and other	603	731	2,142	901
Total other income (expense), net	9,188	7,371	3,590	(39,308)
Loss before provision for (benefit from) income taxes	(95,252)	(36,830)	(183,181)	(112,753)
Provision for (benefit from) income taxes	(13)	—	391	—
Net loss	$(95,239)	$(36,830)	$(183,572)	$(112,753)
Net loss per share:
Basic and diluted	$(0.27)	$(0.11)	$(0.52)	$(0.33)
Shares used in computing net loss per share:
Basic and diluted	352,054,529	340,255,023	350,378,494	336,641,349
Comprehensive Loss:
Net loss	$(95,239)	$(36,830)	$(183,572)	$(112,753)
Net unrealized losses on available-for-sale debt securities	(1,449)	16	(5,097)	(27)
Comprehensive loss	$(96,688)	$(36,814)	$(188,669)	$(112,780)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	234,575,992	$23	105,118,203	$11	$1,227,559	$(9)	$—	$(660,424)	$567,160
Issuance of Class A common stock upon exercise of Public and Private Warrants	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	1,907,695	1	—	—	2,884	—	—	—	2,885
Share-based compensation	—	—	—	—	13,915	—	—	—	13,915
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(140)	—	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	(36,830)	(36,830)
Balance as of June 30, 2021	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$—	$(697,254)	$547,016

Balance as of March 31, 2022	269,978,536	$27	97,088,670	$10	$1,314,742	$(4,556)	$(275,519)	$(910,820)	$123,884
Shares repurchased	—	—	—	—	—	—	(36,958)	—	(36,958)
Issuance of Class A common stock upon exercise of Private Warrants	4,387	—	—	—	314	—	—	—	314
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,068,339	—	—	—	659	—	—	—	659
Retirement of unvested restricted common stock	(2,793)	—	—	—	—	—	—	—	—
Vendor stock-in-lieu of cash program	7,612,315	1	—	—	29,144	—	—	—	29,145
Acquisition of Freedom Photonics LLC	2,176,205	—	—	—	30,510	—	—	—	30,510
Acquisition of Solfice assets	374,193	—	—	—	3,361	—	—	—	3,361
Share-based compensation	—	—	—	—	35,542	—	—	—	35,542
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,208)	—	—	—	(1,208)
Other comprehensive loss	—	—	—	—	—	(1,449)	—	—	(1,449)
Net loss	—	—	—	—	—	—	—	(95,239)	(95,239)
Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	218,818,037	$22	105,118,203	$11	$733,175	$34	$—	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of Public and Private Warrants	15,574,037	2	—	—	492,219	—	—	—	492,221
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,091,613	—	—	—	3,206	—	—	—	3,206
Share-based compensation	—	—	—	—	15,758	—	—	—	15,758
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(140)	—	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	(27)	—	—	(27)
Net loss	—	—	—	—	—	—	—	(112,753)	(112,753)
Balance as of Balance as of June 30, 2021	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$—	$(697,254)	$547,016

Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(76,606)	—	(76,606)
Issuance of Class A common stock upon exercise of Private Warrants	405,752	—	—	—	19,003	—	—	—	19,003
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,185,398	—	—	—	1,744	—	—	—	1,744
Retirement of unvested restricted common stock	(43,556)	—	—	—	—	—	—	—	—
Vendor stock-in-lieu of cash program	9,036,665	1	—	—	43,757	—	—	—	43,758
Acquisition of Freedom Photonics LLC	2,176,205	—	—	—	30,510	—	—	—	30,510
Acquisition of Solfice assets	374,193	—	—	—	3,361	—	—	—	3,361
Share-based compensation	—	—	—	—	59,199	—	—	—	59,199
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,724)	—	—	—	(1,724)
Other comprehensive loss	—	—	—	—	—	(5,097)	—	—	(5,097)
Net loss	—	—	—	—	—	—	—	(183,572)	(183,572)
Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(183,572)	$(112,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,544	1,332
Noncash lease expense related to operating lease right-of-use assets	2,139	1,748
Amortization of premium on marketable securities	919	602
Change in fair value of warrants	(7,876)	39,721
Vendor stock-in-lieu of cash program	19,916	—
Amortization of debt discount and issuance costs	1,618	—
Impairment of inventories	4,778	1,453
Share-based compensation	65,323	16,367
Product warranty and other	171	572
Changes in operating assets and liabilities:
Accounts receivable	7,038	3,527
Inventories	(2,814)	(2,640)
Prepaid expenses and other current assets	(2,417)	(8,469)
Other non-current assets	(532)	(1,490)
Accounts payable	7,392	854
Accrued and other current liabilities	1,106	2,652
Other non-current liabilities	(931)	(1,659)
Net cash used in operating activities	(85,198)	(58,183)
Cash flows from investing activities:
Acquisition of Freedom Photonics	(2,759)	—
Acquisition of Solfice assets	(2,001)	—
Purchases of marketable securities	(270,440)	(376,289)
Proceeds from maturities of marketable securities	147,053	169,619
Proceeds from sales of marketable securities	50,315	36,937
Purchases of property and equipment	(7,491)	(2,710)
Advances for capital projects and equipment	(1,673)	—
Net cash used in investing activities	(86,996)	(172,443)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	153,927
Proceeds from exercise of stock options	1,791	2,812
Payments of employee taxes related to stock-based awards	(1,724)	(140)
Repurchase of common stock and redemption of warrants	(80,878)	(2)
Other financing activities	—	(276)
Net cash provided by (used in) financing activities	(80,811)	156,321
Net decrease in cash, cash equivalents and restricted cash	(253,005)	(74,305)
Beginning cash, cash equivalents and restricted cash	330,702	209,719
Ending cash, cash equivalents and restricted cash	$77,697	$135,414
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,863	$37
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$19,003	$338,293
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	10,849
Operating lease right-of-use assets obtained in exchange for lease obligations	9,993	2,876
Purchases of property and equipment recorded in accounts payable and accrued liabilities	2,630	222
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	10,293	—
Receivable from stock option exercises	—	394
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
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company has two business activities which are its operating segments:
(i) “Autonomy Solutions” for automotive applications, which includes manufacturing and distribution of lidar sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s lidar products, and development of software products that enable autonomy capabilities. In June 2022, the Company acquired assets from Solfice Research, Inc. (“Solfice”), which have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services (“ATS”)” which includes development of application-specific integrated circuits, pixel-based sensors, advanced lasers, as well as designing, testing and providing consulting services for non-standard

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
integrated circuits. In the second quarter of 2022, the Components segment was renamed as ATS. In August 2021 and in April 2022, the Company acquired Optogration, Inc. (“Optogration”) and Freedom Photonics LLC (“Freedom Photonics”), respectively, which have been included in the ATS segment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. Cash held by the Company in foreign entities as of June 30, 2022 and December 31, 2021 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Two customers accounted for 17% and 13% of the Company’s accounts receivable at June 30, 2022. Two customers accounted for 39% and 31% of the Company’s accounts receivable at December 31, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2022, except as noted below related to revenue recognition from long-term contracts as part of Freedom Photonics acquisition.
Consistent with the revenue recognition for NRE services, for Freedom Photonics long-term contracts, the Company recognizes revenue over time using an input method based on contract cost incurred to date compared to total estimated contracts (cost-to-cost). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The Company reviews the estimate at completion on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. Changes in estimates of transaction price, revenue, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods in the current period.
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
Note 3. Business Combination
Freedom Photonics Acquisition
On April 13, 2022 (the “Acquisition Date”), the Company completed its acquisition of Freedom Photonics, a designer and manufacturer of high-performance lasers and related photonic products. The Freedom Photonics acquisition is expected to help the Company secure intellectual property and the supply of a key enabling component as part of the Company’s vertical integration strategy.
Pursuant to the terms of the Merger Agreement between the Company and Freedom Photonics, the Company acquired all of the issued and outstanding units of capital of Freedom Photonics for an aggregate purchase price of approximately $34.2 million payable primarily in Class A common stock of the Company. In conjunction with the acquisition, the Company issued share-based compensation awards to certain employees and selling shareholders of Freedom Photonics, which may result in future stock-based compensation expense, subject to achievement of certain service and performance conditions. The results of operations related to Freedom Photonics are included in the Company’s consolidated statements of operations beginning

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
from the Acquisition Date. As part of the transaction, the Company incurred $1.4 million of acquisition-related costs, which were expensed and included in general and administrative expenses in the periods in which the costs were incurred.
Recording of Assets Acquired and Liabilities Assumed
Preliminary estimates of fair values included in the consolidated financial statements are expected to be finalized within a year following the Acquisition Date. These are related to certain working capital adjustments and finalization of the estimates relating to deferred tax balances which will occur after the filing of the current tax returns. After the measurement period, any subsequent adjustments will be reflected in the consolidated statements of operations.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments (in thousands):

Preliminary Recorded Value
Cash and cash equivalents	$1,063
Accounts receivable	3,235
Contract asset	1,913
Inventories, net	127
Prepaid expenses and other current assets	70
Property and equipment	1,353
Operating lease right-of-use assets	449
Other non-current assets	22
Intangible assets (1)	15,600
Goodwill (2)	15,520
Total assets acquired	39,352
Current Liabilities	(4,036)
Non-current liabilities	(1,135)
Total liabilities assumed	(5,171)
Net assets acquired	$34,181
(1) Tradename was measured using the relief-from-royalty method. The remaining identifiable intangible assets were measured using the income approach. Significant inputs used as part of the valuation of intangible assets include revenue forecasts, present value factors, expected product margins and costs to complete the IPR&D.
(2) Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected future economic benefits as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The factors that made up the goodwill recognized included assembled workforce and component cost savings. The entire amount of goodwill is expected to be deductible for tax purposes and is allocated to the ATS segment, which is also deemed the reporting unit.
Identifiable intangible assets recognized (in thousands):

	Useful Life	Preliminary Recorded Value
Customer backlog	≤ 2 years	$650
Customer relationships	4 years	2,950
Developed technology	8 years	4,000
In-process research and development (IPR&D) (1)		7,500
Tradename	4 years	500
Total intangible assets		$15,600
(1) IPR&D intangibles are treated as indefinite-lived until the completion or abandonment of the associated R&D project, at which time the appropriate useful lives will be determined.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Freedom Photonics as if the companies were combined as of the beginning of fiscal year 2021. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, the purchase accounting effect on transaction costs, and stock-based compensation costs.
The table below reflects the impact of adjustments to the unaudited pro forma results for the three and six months ended June 30, 2022 and 2021 that are directly attributable to the acquisition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
(Decrease) / increase to expenses as a result of transaction costs	$(417)	$—	$(2,582)	$2,795
(Decrease) / increase to expenses as a result of stock-based compensation expense	525	4,271	4,159	11,277
Nonrecurring pro forma adjustments include:
•Transaction costs of $2.8 million are assumed to have occurred on January 1, 2021, and are recognized as if incurred in the first quarter of 2021;
•Employee compensation in connection with the retention awards, incentive plan awards, sign-on bonuses, and deferred shares are assumed to have started on January 1, 2021, and recognized as incurred based on their respective periods.
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2021 or the results of our future operations of the combined businesses (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Revenue	$10,481	$11,385	$22,511	$21,534
Net loss	(95,470)	(40,823)	(185,410)	(126,631)
Solfice Assets Acquisition
On June 15, 2022, the Company completed its acquisition from Solfice of certain assets that are expected to advance Luminar’s software development capabilities. The transaction was determined to be an asset acquisition under ASC 805, Business Combinations, with substantially all of the fair value attributable to acquired technology.

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

	Three Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$8,716	88%	$4,061	65%
Asia Pacific	932	9%	154	2%
Europe and Middle East	284	3%	2,094	33%
Total	$9,932	100%	$6,309	100%
Revenue by timing of recognition:
Recognized at a point in time	$1,798	18%	$1,988	32%
Recognized over time	8,134	82%	4,321	68%
Total	$9,932	100%	$6,309	100%
Revenue by segment:
Autonomy Solutions	$4,179	42%	$5,822	92%
ATS	5,753	58%	487	8%
Total	$9,932	100%	$6,309	100%

	Six Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$13,684	81%	$6,600	57%
Asia Pacific	2,792	17%	475	4%
Europe and Middle East	311	2%	4,547	39%
Total	$16,787	100%	$11,622	100%
Revenue by timing of recognition:
Recognized at a point in time	$3,339	20%	$4,041	35%
Recognized over time	13,448	80%	7,581	65%
Total	$16,787	100%	$11,622	100%
Revenue by segment:
Autonomy Solutions	$10,077	60%	$10,158	87%
ATS	6,710	40%	1,464	13%
Total	$16,787	100%	$11,622	100%
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants entitle VCTF to purchase up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share from the Company and were determined to be an equity classified award to VCTF. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones, upon reaching commercial production and delivering of production units. The grant date fair value of warrants, aggregating $2.9 million, represents consideration payable to VCTF and will be recognized as reduction in revenue

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
consistent with the revenue recognition pattern when these warrants become probable of vesting. The Company’s management determined that the vesting of the first of the two tranches of Volvo Warrants was probable as of December 31, 2021. As such, the Company had recognized a reduction in revenue in the amount of $1.0 million related to the said first tranche of the Volvo Warrants in the year ended December 31, 2021. The second tranche will be expensed upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles. This threshold had not been achieved as of the end of the second quarter of 2022.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company’s contract assets as of June 30, 2022 and December 31, 2021 were $18.3 million and $9.9 million, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $3.7 million and $0.9 million as of June 30, 2022 and December 31, 2021, and were included in accrued and other current liabilities in the condensed consolidated balance sheets.
The significant changes in contract assets balances consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$9,907	$—
Amounts billed that were included in the contract assets beginning balance	(1,602)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	9,992	9,907
Ending balance	$18,297	$9,907
The opening and closing balances of contract liabilities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract liabilities, current	$3,665	$898
Contract liabilities, non-current	33	—
Ending balance	$3,698	$898
The significant changes in contract liabilities balances consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$898	$2,284
Revenue recognized that was included in the contract liabilities beginning balance	(397)	(1,792)
Net increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,197	406
Ending balance	$3,698	$898

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$241,313	$—	$(3,556)	$237,757
U.S. agency and government sponsored securities	4,997	—	(116)	4,881
Commercial paper	82,168	—	(156)	82,012
Corporate bonds	147,720	—	(1,838)	145,882
Asset-backed securities	31,734	—	(339)	31,395
Total debt securities	$507,932	$—	$(6,005)	$501,927
Included in cash and cash equivalents	$7,499	$—	$(1)	$7,498
Included in marketable securities	500,433	—	(6,004)	494,429

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$161,938	$1	$(474)	$161,465
U.S. agency and government sponsored securities	4,995	—	(25)	4,970
Commercial paper	40,788	—	(4)	40,784
Corporate bonds	165,522	13	(345)	165,190
Asset-backed securities	46,540	—	(74)	46,466
Total debt securities	$419,783	$14	$(922)	$418,875
Included in cash and cash equivalents	$950	$—	$—	$950
Included in marketable securities	418,833	14	(922)	417,925
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(3,556)	$237,757	$(474)	$146,454
U.S. agency and government sponsored securities	(116)	4,881	(25)	4,970
Commercial paper	(156)	82,012	(4)	30,285
Corporate bonds	(1,838)	145,882	(345)	145,522
Asset-backed securities	(339)	31,395	(74)	45,251
Total	$(6,005)	$501,927	$(922)	$372,482

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	Condensed Consolidated Balance Sheets Location	June 30, 2022	December 31, 2021
Money market funds(1)	Cash and cash equivalents	$28,107	$25,654
Marketable equity investments(1)	Marketable securities	34,119	$44,216
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	$10,002	$10,002
Total		$72,228	$79,872
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
Total realized and unrealized gains and losses associated with the Company’s marketable equity investments were not material in the three and six months ended June 30, 2022 and 2021.
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$41,112	$303,373
Money market funds	28,107	25,654
Commercial paper	7,498	950
Total cash and cash equivalents	$76,717	$329,977
Inventories, net
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$2,900	$5,866
Work-in-process	6,181	1,171
Finished goods	268	3,305
Total inventories, net	$9,349	$10,342
The Company’s inventory write-down (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) was $3.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively and $1.2 million and $1.5 million for the three and six months ended June 30, 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$13,692	$14,651
Contract assets	18,297	9,907
Advance payments to vendors	11,188	1,810
Other receivables	3,001	2,827
Total prepaid expenses and other current assets	$46,178	$29,195
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$10,000	$7,694
Computer hardware and software	2,515	2,854
Leasehold improvements	885	869
Vehicles, including demonstration fleet	2,473	2,421
Furniture and fixtures	850	272
Construction in progress	11,124	3,677
Total property and equipment	27,847	17,787
Accumulated depreciation and amortization	(7,901)	(6,778)
Total property and equipment, net	$19,946	$11,009
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) were not material. Construction in progress increased due to increased capital expenditure related to tooling and other capital projects to enable us to achieve series production readiness.
Depreciation and amortization expense associated with property and equipment was $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	June 30, 2022	December 31, 2021
Beginning of the period	$2,424	$—
Additions	21,890	2,650
Amortization	(856)	(226)
End of the period	$23,458	$2,424
The components of intangible assets were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(256)	$3,474	4.4	$780	$(33)	$747	9.6
Customer backlog	650	(98)	552	1.4	—	—	—	—
Tradename	620	(151)	469	3.8	120	(120)	—	—
Assembled workforce	130	(130)	—	—	—	—	—	—
Developed technology	11,910	(447)	11,463	8.0	1,750	(73)	1,677	9.6
IPR&D	7,500	—	7,500	—	—	—	—	—
Total intangible assets	$24,540	$(1,082)	$23,458	7.0	$2,650	$(226)	$2,424	9.6
Amortization expense related to intangible assets was $0.8 million and $0.9 million for the three and six months ended June 30, 2022. There was no amortization expense related to intangible assets for the three and six months ended June 30, 2021.
As of June 30, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2022 (remaining six months)	$1,381
2023	2,730
2024	2,373
2025	2,373
2026	1,726
Thereafter	5,375
IPR&D	7,500
Total	$23,458

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill
The following table outlines changes to the carrying amount of goodwill by the Company’s reportable segments (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2021	$687	$2,423	$3,110
Adjustment to goodwill related to Optogration acquisition in 2021	—	(165)	(165)
Acquired goodwill related to Freedom Photonics in 2022	—	15,520	15,520
Balance as of June 30, 2022	$687	$17,778	$18,465
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Security deposits	$2,333	$1,187
Non-marketable equity investment	10,002	10,002
Advance payment for capital projects	11,966	—
Other non-current assets	929	1,266
Total other non-current assets	$25,230	$12,455
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$16,180	$9,899
Accrued expenses	7,267	6,727
Warranty reserves	549	1,798
Contract liabilities	3,665	898
Accrued interest payable	327	316
Contract losses	3,492	115
Other	24	91
Total accrued and other current liabilities	$31,504	$19,844
Note 7. Convertible Senior Notes and Capped Call Transactions
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of June 30, 2022, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(14,425)	(16,043)
Net carrying amount	$610,575	$608,957

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Contractual interest expense	$1,948	$3,874
Amortization of debt discount and issuance costs	809	1,618
Total interest expense	$2,757	$5,492
The remaining term over which the debt discount and issuance costs will be amortized is 4.47 years. Interest expense of $1.9 million and $3.9 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2022.
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
Note 8. Fair Value Measurements
As of June 30, 2022, the Company carried cash equivalents, marketable investments and Private Warrants. The Company had previously carried Public Warrants which were exercised and redeemed in March 2021.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2021. As of June 30, 2022, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 3.43 years, volatility of 84.2% and a risk-free rate of 2.99%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2021	$31,230
Change in fair value prior to exercises	4,713
Reduction in liability due to exercises	(19,003)
Change in fair value of outstanding warrants	(12,589)
Balance as of June 30, 2022	$4,351

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,107	$—	$—	$28,107
Commercial paper	—	7,498	—	7,498
Total cash equivalents	$28,107	$7,498	$—	$35,605
Marketable investments:
U.S. treasury securities	$237,757	$—	$—	$237,757
U.S. agency and government sponsored securities	—	4,881	—	4,881
Commercial paper	—	74,514	—	74,514
Corporate bonds	—	145,882	—	145,882
Asset-backed securities	—	31,395	—	31,395
Equity investments	34,119	—	—	34,119
Total marketable investments	$271,876	$256,672	$—	$528,548
Liabilities:
Private Warrants	$—	$—	$4,351	$4,351
Total warrant liabilities	$—	$—	$4,351	$4,351

	Fair Value (in thousands) Measured as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,654	$—	$—	$25,654
Commercial paper	—	950	—	950
Total cash equivalents	$25,654	$950	$—	$26,604
Marketable investments:
U.S. treasury securities	$161,465	$—	$—	$161,465
U.S. agency and government sponsored securities	—	4,970	—	4,970
Commercial paper	—	39,834	—	39,834
Corporate bonds	—	165,190	—	165,190
Asset-backed securities	—	46,466	—	46,466
Marketable equity investments	44,216	—	—	44,216
Total marketable investments	$205,681	$256,460	$—	$462,141
Liabilities:
Private Warrants	—	—	31,230	31,230
Total warrant liabilities	$—	$—	$31,230	$31,230
As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $353.8 million and $669.4 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
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
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(95,239)	$(36,830)	$(183,572)	$(112,753)
Denominator:
Weighted average common shares outstanding—Basic	352,054,529	340,255,023	350,378,494	336,641,349
Weighted average common shares outstanding—Diluted	352,054,529	340,255,023	350,378,494	336,641,349
Net loss per share attributable to common shareholders—Basic and Diluted	$(0.27)	$(0.11)	$(0.52)	$(0.33)
The following table presents the potential shares of Common Stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

June 30, 2022
Warrants	5,757,549
Stock-based awards—Equity classified	41,876,648
Stock-based awards—Liability classified	12,563,535
Vendor stock-in-lieu of cash program	969,224
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	101,053,389
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of June 30, 2022 was less than the initial conversion price.
Note 10. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 30, 2022, the Company had authorized 715,000,000 and 121,000,000 shares of Class A and Class B common stock with a par value of $0.0001 per share for each class. As of June 30, 2022, the Company had 282,211,653 shares issued and 260,348,203 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
Public and Private Warrants
As of December 31, 2021, the Company had no Public Warrants and 3,077,021 Private Warrants outstanding.
In January 2022 and April 2022, 1,389,529 and 19,223 Private Warrants were exercised on a cashless basis and the Company issued 401,365 and 4,387 shares of Class A common stock pursuant to the exercises. The Company had 1,668,269

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Private Warrants outstanding as of June 30, 2022. These Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors and other third parties wherein the Company at its discretion may elect to compensate the respective vendors / third parties for services provided in either cash or by issuing shares of the Company’s Class A common stock (“Stock-in-lieu of Cash Program”). During the three and six months ended June 30, 2022, the Company issued 7,612,315 and 8,286,665 shares of Class A common stock as part of the Stock-in-lieu of Cash Program. The Company considers the shares issuable under the Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors requires the Company to issue a variable number of shares to settle amounts owed. As of June 30, 2022, the Company had a total of $27.6 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
In November 2021, the Company entered into an agreement with Daimler North America Corporation (“Daimler”) wherein Daimler will be providing certain data and other services. To compensate Daimler for these services, the Company agreed to issue 1.5 million shares of Class A common stock to Daimler. These shares vest over a period of two years. The Company recorded costs related to these shares as research and development expense of $1.9 million and $3.9 million during the three and six months ended June 30, 2022. During the six months ended June 30, 2022, the Company issued 750,000 shares of Class A common stock related to this arrangement. The unamortized cost relating to the shares issued to Daimler under this agreement was recorded as $7.2 million in prepaid expenses and other current assets as of June 30, 2022.
The Company’s vendor Stock-in-lieu of Cash Program activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	1,500,000	$15.72
Granted	8,286,665	10.05
Vested	(4,926,990)	11.06
Unvested shares as of June 30, 2022	4,859,675	10.60
Note 11. Stock-based Compensation
Prior to becoming a publicly traded entity, the Company issued incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee consultants under its 2015 Stock Plan (the “2015 Plan”). Since the closing of the Business Combination, the Company has not issued any new stock-based awards under the 2015 Plan.
In December 2020, the Company’s Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, the Company was originally authorized to issue a maximum number of 36,588,278 shares of Class A common stock.
In June 2022, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Plan (the “Amended 2020 Plan”) to increase the number of shares of Class A common stock authorized for issuance by 36,000,000 additional shares and added an evergreen provision under which the number of shares of Class A common stock available for issuance under the Amended 2020 Plan will be increased on the first day of each fiscal year of the Company beginning with the 2023 fiscal year and ending on (and including) the first day of the 2030 fiscal year, in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, (ii) 40,000,000 shares or (iii) such number of shares determined by the Board.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the Company’s stock option activity for the six months ended June 30, 2022 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2021	11,507,643	$1.72
Exercised	(1,053,499)	1.67
Cancelled/Forfeited	(826,089)	1.67
Outstanding as of June 30, 2022	9,628,055	1.73	7.23	$41,035
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 was $11.8 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $1.5 million during the six months ended June 30, 2022.
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
Restricted stock awards activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	666,298	$1.21
Forfeited	(17,429)	1.23
Vested	(309,888)	1.18
Outstanding as of June 30, 2022	338,981	1.23
Restricted Stock units
The Company has been granting restricted stock units (“RSUs”) under the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan). Each RSU granted represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s restricted stock units activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	11,983,032	$19.56
Granted	9,974,655	12.84
Forfeited	(794,702)	18.14
Vested	(3,276,558)	17.73
Outstanding as of June 30, 2022	17,886,427	16.20
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs out of the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to four years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
these awards was $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively, and $0.6 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
Employee Stock Purchase Plan
In December 2020, the Company’s board of directors and stockholders adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”) under which 7,317,655 shares were authorized for issuance. The 2020 ESPP became effective on February 26, 2021.
The 2020 ESPP permits eligible employees to purchase the Company’s Class A common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, no participant may purchase more than 5,000 shares of common stock in each purchase period.
Optogration Awards
As part of the Optogration acquisition in August 2021, the Company owes up to $22.0 million of post combination compensation related to certain service and performance conditions. As of June 30, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $9.2 million in stock-based compensation expense from inception to June 30, 2022.
Freedom Photonics Awards
As part of the Freedom Photonics acquisition in April 2022, the Company owes up to $28.3 million of post combination compensation related to certain service and performance conditions. As of June 30, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $2.8 million in stock-based compensation expense through June 30, 2022.
Solfice Awards
The Company owes up to $0.7 million of post combination compensation related to certain service and performance conditions. As of June 30, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $0.1 million in stock-based compensation expense through June 30, 2022.
Chief Executive Officer Awards
On May 2, 2022, the Board of Directors of the Company granted an award of 10.8 million RSUs to Austin Russell, the Company’s Chief Executive Officer. The grant date fair value per share was $12.61 per share. The Company recorded $3.5 million in in stock-based compensation expense related to this award. This award represents Mr. Russell’s total compensation from the Company, and is subject to all of the following vesting conditions:
•Market condition: Upon achievement of stock price of $50 or more, $60 or more, and $70 or more. The stock price will be measured based on the volume-weighted average price per share for 90 consecutive trading days;
•Service condition: Vesting over 7-years; and
•Performance condition: Upon start of production of one series production program.
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$6,989	$1,127	$8,775	$1,210
Research and development	8,714	5,663	15,816	6,425
Sales and marketing	2,741	934	5,609	1,120
General and administrative	20,181	6,806	35,123	7,612
Total	$38,625	$14,530	$65,323	$16,367

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity Classified Awards:
Stock options	$748	$1,235	$1,270	$1,398
RSAs	187	250	21	1,924
RSUs	32,540	12,426	54,049	12,426
ESPP	157	—	157	—
Liability Classified Awards:
Fixed value equity awards	1,741	619	3,521	619
Optogration awards	394	—	3,447	—
Freedom Photonics awards	2,800	—	2,800	—
Solfice awards	58	—	58	—
Total	$38,625	$14,530	$65,323	$16,367
Note 12. Income Taxes
Provision for income taxes for the three and six months ended June 30, 2022 and 2021 was not material. The effective tax rate was 0.2% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
Note 13. Leases
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
The components of lease expenses for were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,597	$1,184	$2,713	$2,358
Variable lease cost	515	445	1,070	904
Total operating lease cost	$2,112	$1,629	$3,783	$3,262
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(2,857)	$(2,459)
Right of use assets obtained in exchange for lease obligations:
Operating leases	9,993	2,876

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$17,447	$9,145
Operating lease liabilities:
Operating lease liabilities, current	$6,217	$4,735
Operating lease liabilities, non-current	12,464	5,768
Total operating lease liabilities	$18,681	$10,503
Weighted average remaining terms were as follows (in years):

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	4.21	2.95
Weighted average discount rates were as follows:

	June 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	4.23%	2.80%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2022 (remaining six months)	$3,213
2023	5,758
2024	3,298
2025	3,304
2026	2,777
2027	1,903
Thereafter	799
Total lease payments	21,052
Less: imputed interest	(2,371)
Total leases liabilities	$18,681
Note 14. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $62.3 million as of June 30, 2022, which are expected to be received within a year.
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
In May 2022, the Company entered into a strategic investment agreement with ECARX Holdings Inc. (“ECARX”) to purchase 1.5 million shares of class A ordinary shares of ECARX, at a purchase price of $10.00 per share with an aggregate amount of $15.0 million, contingent upon the closing of ECARX’s merger with a special purpose acquisition company, COVA Acquisition Corp., of which Jun Hong Heng is the Chairman and Chief Executive Officer, and a principal shareholder. Mr.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Heng is also a director of Luminar. The purchase of such shares can be made with cash or Luminar’s shares of Class A common stock, at the Company’s discretion.
Legal Matters
From time to time, the Company is involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. When it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, the Company records a liability for such loss contingencies. The Company’s estimates regarding potential losses and materiality are based on the Company’s judgment and assessment of the claims utilizing currently available information. Although the Company will continue to reassess its reserves and estimates based on future developments, the Company’s objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from the Company’s current estimates. The Company’s current legal accrual is not deemed to be significant to the financial statements.
Note 15. Segment and Customer Concentration Information
Reportable segments are (i) Autonomy Solutions and (ii) ATS. These segments reflect the way the chief operating decision maker (“CODM”) evaluates the Company’s business performance and manages its operations. Each segment has distinct product offerings, customers, and market penetration. The Chief Executive Officer is the CODM of the Company.
Autonomy Solutions
This segment manufactures and distributes commercial lidar sensors that measure distance using laser light to generate a highly accurate 3D map for automotive mobility applications. This segment is impacted by trends in and the strength of the autonomous vehicles and associated infrastructure/technology sector.
ATS
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended June 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$4,179	$5,753	$9,932	$—	$9,932
Revenues from internal customer	5,435	504	5,939	(5,939)	—
Total revenue	$9,614	$6,257	$15,871	$(5,939)	$9,932
Depreciation and amortization	$976	$763	$1,739	$—	$1,739
Operating income (loss)	(105,592)	728	(104,864)	424	(104,440)
Other significant items:
Segment assets	786,708	51,046	837,754	(62,157)	775,597
Inventories, net	9,022	327	9,349	—	9,349

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$5,822	$487	$6,309	$—	$6,309
Revenues from internal customer	1,846	1,207	3,053	(3,053)	—
Total revenue	$7,668	$1,694	$9,362	$(3,053)	$6,309
Depreciation and amortization	$652	$23	$675	$—	$675
Operating income (loss)	(44,169)	(76)	(44,245)	44	(44,201)
Other significant items:
Segment assets	625,386	3,483	628,869	(2,702)	626,167
Inventories, net	4,288	30	4,318	—	4,318

	Six Months Ended June 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$10,077	$6,710	$16,787	$—	$16,787
Revenues from internal customer	7,796	2,660	10,456	(10,456)	—
Total revenue	$17,873	$9,370	$27,243	$(10,456)	$16,787
Depreciation and amortization	$1,520	$1,024	$2,544	$—	$2,544
Operating loss	(187,769)	998	(186,771)	—	(186,771)
Other significant items:
Segment assets	786,708	51,046	837,754	(62,157)	775,597
Inventories, net	9,022	327	9,349	—	9,349

	Six Months Ended June 30, 2021
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$10,158	$1,464	$11,622	$—	$11,622
Revenues from internal customer	3,121	2,349	5,470	(5,470)	—
Total revenue	$13,279	$3,813	$17,092	$(5,470)	$11,622
Depreciation and amortization	$1,290	$43	$1,333	$(1)	$1,332
Operating income (loss)	(73,037)	(313)	(73,350)	(95)	(73,445)
Other significant items:
Segment assets	625,386	3,483	628,869	(2,702)	626,167
Inventories, net	4,288	30	4,318	—	4,318
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
One customer accounted for 24% of the Company’s revenue for the three months ended June 30, 2022. Two customers accounted for 35% and 15% of the Company’s revenue for the six months ended June 30, 2022. Three customers accounted for 30%, 30% and 25%, respectively, of the Company’s revenue for the three months ended June 30, 2021. Three customers accounted for 21%, 37% and 18%, respectively, of the Company’s revenue for the six months ended June 30, 2021.
Note 16. Related Party Transactions
Equity Investments
In February 2021, the Company invested $15.0 million in a special purpose acquisition company, of which Mr. Jun Hong Heng, is the Chairman and Chief Executive Officer, and a principal shareholder. Mr. Heng became a director of the Company

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
in June 2021. The terms of such investment were no less favorable to the Company than to other third party investors. During 2021, the Company sold $2.9 million of this investment and had a remaining balance of $12.1 million as of December 31, 2021. The fair value of this investment as of December 31, 2021 was $12.2 million, which was included in marketable securities in the balance sheet. The Company sold this investment in its entirety in the three months ended June 30, 2022.
In June 2022, the Company invested in a special purpose acquisition company through open market purchases, of which Mr. Alec Gores, was the Chairman and Chief Executive Officer, and a principal shareholder. The special purpose acquisition company merged with Polestar Automotive Holdings UK PLC on June 24, 2022 and Mr. Gores continues to be a director of the merged company. Mr. Gores is a director of Luminar as well. The Company had a remaining balance of $4.7 million of this investment as of June 30, 2022, which was included in marketable securities in the balance sheet.

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
Our full-stack hardware and presently under development software autonomy solution for cars and trucks as well as our standalone lidar technology offerings are expected to make us one of the leading technology partners for the world’s top OEMs.
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
Industrialization Update
Luminar believes it remains on track to its previously announced goal of achieving series production readiness for Iris lidar and core software by the end of 2022. In the second quarter of 2022, Luminar continued to validate and successfully ramp production of Iris samples.
Luminar continues to make progress on development of Sentinel software.
Customer Updates
In the second quarter, Luminar announced a collaboration with ECARX, a global mobility tech company, to enable advanced safety and automated driving capabilities for consumer vehicles and commercial trucks. The partnership is expected to further strengthen Luminar’s presence in China, the world’s largest automotive market. ECARX is a key strategic partner to various Geely ecosystem brands.
Additionally, Polestar announced that the world premiere of its next car, the Polestar 3 electric performance SUV, will be in October 2022, and that, over time, Polestar 3 will offer “autonomous highway piloting powered by the best-in-class LiDAR sensor from Luminar.”
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
Basis of Presentation
We currently conduct our business through two operating segments: (i) Autonomy Solutions and (ii) ATS.
Components of Results of Operations
Revenue
Our revenue producing activities are organized in two operating segments: (i) Autonomy Solutions and (ii) ATS.
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
The ATS segment provides advanced semiconductors and related components as well as design, test and consulting services to the Autonomy Solutions segment as well as various third-party customers, including government agencies and defense contractors, in markets generally unrelated to autonomous vehicles.
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
One customer accounted for 24% of the Company’s revenue for the three months ended June 30, 2022. Two customers accounted for 35% and 15% of the Company’s revenue for the six months ended June 30, 2022.Three customers accounted for 30%, 30% and 25%, respectively, of the Company’s revenue for the three months ended June 30, 2021. Three customers accounted for 21%, 37% and 18%, respectively, of the Company’s revenue for the six months ended June 30, 2021.
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
The ATS segment provides certain services and components to the Autonomy Solutions segment which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in the consolidated results.
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

The ATS segment provides certain services and components to the Autonomy Solutions segment which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in our consolidated results. We expect our R&D costs to increase for the foreseeable future as we continue to invest in research and development activities to achieve our product roadmap.
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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$9,932	$6,309	$3,623	57%	$16,787	$11,622	$5,165	44%
Cost of sales	28,092	7,853	20,239	258%	44,746	15,492	29,254	189%
Gross loss	(18,160)	(1,544)	(16,616)	1076%	(27,959)	(3,870)	(24,089)	622%
Operating Expenses:
Research and development	40,941	19,913	21,028	106%	74,050	33,923	40,127	118%
Sales and marketing	7,189	3,507	3,682	105%	16,587	6,142	10,445	170%
General and administrative	38,150	19,237	18,913	98%	68,175	29,510	38,665	131%
Total operating expenses	86,280	42,657	43,623	102%	158,812	69,575	89,237	128%
Loss from operations	(104,440)	(44,201)	(60,239)	136%	(186,771)	(73,445)	(113,326)	154%
Other income (expense), net:
Change in fair value of warrants	11,733	6,928	4,805	69%	7,876	(39,721)	47,597	(120)%
Interest expense and other	(3,148)	(288)	(2,860)	993%	(6,428)	(488)	(5,940)	1217%
Interest income and other	603	731	(128)	(18)%	2,142	901	1,241	138%
Total other income (expense), net	9,188	7,371	1,817	25%	3,590	(39,308)	42,898	(109)%
Loss before income taxes	(95,252)	(36,830)	(58,422)	159%	(183,181)	(112,753)	(70,428)	62%
Provision for income taxes	(13)	—	(13)	nm	391	—	391	nm
Net loss	$(95,239)	$(36,830)	$(58,409)	159%	$(183,572)	$(112,753)	$(70,819)	63%
Revenue
The following table sets forth a breakdown of our revenue by these segments for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from sales to external customers:
Autonomy Solutions	$4,179	$5,822	$10,077	$10,158
ATS	5,753	487	6,710	1,464
Total	$9,932	$6,309	$16,787	$11,622
The increase in revenue of our ATS segment in the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily driven by an increase in revenue from the Optogration and Freedom Photonics acquisitions. The change in revenue of our Autonomy Solutions segment in the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to a decrease in revenue from customization/ non-recurring engineering services as certain projects were completed or are approaching completion, offset by an increase in sales of sensors.
Cost of Sales
The $20.2 million and $29.3 million increases in the cost of sales in the six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to launch-related costs, increase in sales of sensors and increases in customization / NRE services and tooling costs, as well as impairment of inventory and costs associated with industrialization of Iris as we approach closer to series production readiness.
Operating Expenses
Research and Development
The $21.0 million and $40.1 million increases in research and development expenses in the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to:
•a $7.0 million and $16.5 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and
•a $11.9 million and $20.5 million increased contractor fees and external spend in relation to continued development and testing of our sensor and software products, as well as development activities related to advanced manufacturing.

Sales and Marketing
The $3.7 million and $10.4 million increases in sales and marketing expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to:
•a $2.7 million and $6.0 million increase in personnel related costs including stock-based compensation costs due to increased headcount; and
•a $0.5 million and $3.4 million increase in marketing expenses related to trade shows and presentations in auto industry conventions as well as increased outside consultants costs related to business development activities.
General and Administrative
The $18.9 million and $38.7 million increases in general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to:
•a $15.1 million and $30.9 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount;
•a $1.2 million and $3.8 million increase in costs associated with being a public company, including audit fees and tax advisory fees;
•a $2.3 million and $4.5 million increase in legal and other costs associated with our acquisition of Freedom Photonics LLC and Solfice.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants.
In January 2022 and April 2022, 1,389,529 and 19,223 Private Warrants were exercised. The non-cash gain related to Private Warrants was $11.7 million and $7.9 million for the three and six months ended June 30, 2022.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(105,592)	$(44,169)	$(61,423)	139%	$(187,769)	$(73,037)	$(114,732)	157%
ATS	728	(76)	804	1058%	998	(313)	1,311	419%
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
As of June 30, 2022, we had cash and cash equivalents totaling $76.7 million and marketable securities of $528.5 million, totaling $605.3 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.0 billion as of June 30, 2022. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D and other infrastructure investments that we have made and intend to continue to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(85,198)	$(58,183)
Investing activities	$(86,996)	$(172,443)
Financing activities	$(80,811)	$156,321
Operating Activities
Net cash used in operating activities was $85.2 million during the six months ended June 30, 2022. Net cash used in operating activities was due to our net loss of $183.6 million adjusted for non-cash items of $89.5 million, primarily consisting of $65.3 million of stock-based compensation, $19.9 million of vendor payments in stock in lieu of cash and $7.9 million of change in fair value of warrant liabilities, offset by use of cash for operating assets and liabilities of $8.8 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $87.0 million in the six months ended June 30, 2022 comprised of $270.4 million related to purchases of marketable securities, $7.5 million in capital expenditures, $4.8 million net cash paid for acquisitions of Freedom Photonics and assets from Solfice, and $1.7 million in advances for capital projects and equipment, offset by $50.3 million and $147.1 million, respectively, of cash proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $80.8 million in the six months ended June 30, 2022 comprised primarily of $80.9 million cash paid for repurchases of shares of Class A common stock and $1.7 million cash paid for employee taxes related to stock-based awards, offset by $1.8 million cash received from exercises of stock options.
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
During the three and six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 2 of the notes to condensed consolidated financial statements included in this report.
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
We had cash and cash equivalents, and marketable securities totaling $605.3 million as of June 30, 2022. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2022, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation and for the reasons set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).
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
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
During the six months ended June 30, 2022, we continued to initiate and will continue to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:
•During 2021, we initiated formalizing our internal controls environment and had performed a risk assessment and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks. We are continuing to revise our risk assessment and scoping to rectify the deficiencies noted, enhance design and implement new controls, expand education and training, update documentation and strengthen supervisory reviews by our management. We continue to remediate the design effectiveness of certain specific controls and test the operating effectiveness of the remediated controls in 2022.
•We have added and we continue to be in the process of adding sufficient number of qualified personnel within our accounting function. In the fourth quarter of 2021, we hired our new Chief Accounting Officer, and in the first six-months of 2022, we hired our new Corporate Controller, Assistant Corporate Controller, Vice President of Internal Audit, Head of Accounting Operations as well as various other personnel. We will further invest in building an in-house internal audit function and hire further personnel with accounting, financial reporting, and compliance experience as necessary.
•We are in the process of strengthening access and segregation of duties related Information Technology General Controls related to financial accounting and reporting systems. We are increasing standardization and automation within accounting processes to improve the reliability of information used by existing accounting personnel. We are revising our information technology general controls in the context of the systems and applications used in the key processes to address access changes segregation of duties related deficiencies.
•We continue to provide training, implement technology tools, and enhance oversight over the execution and review of manual journal entry controls.
Changes in Internal Control Over Financial Reporting
Other than the above-mentioned remediation efforts, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 14 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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
On May 31, 2022, we issued 349,301 shares of Class A Common Stock in lieu of cash to a certain service provider for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On June 15, 2022, we issued 374,193 shares of Class A Common Stock in connection with the acquisition of Solfice assets pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act.
On August 3, 2022, we issued 1,632,056 shares of Class A Common Stock in connection with the acquisition of Optogration pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In December 2021, our Board of Directors authorized a program for us to repurchase shares of $312.5 million of the Company’s Class A common stock. The Company’s share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. As of June 30, 2022, approximately $37.0 million remained available for stock repurchases pursuant to our stock repurchase program. The following table summarizes the stock repurchase activity for the three months ended June 30, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share and per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 — April 30, 2022	—	$—	—	$36,982
May 1, 2022 — May 31, 2022	3,917,141	$9.44	3,917,141	$23
June 1, 2022 — June 30, 2022	—	$—	—	$23
Total	3,917,141	$9.44	3,917,141
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company.	8-K/A	001-38791	3.2	12/8/20

10.1	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan.	8-K	001-38791	10.1	6/8/22

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

Luminar Technologies, Inc.

Date: August 8, 2022	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)