Form 10-Q
period 2022-09-30
Luminar Technologies, Inc./DE
filed 2022-11-04
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, the registrant had 265,669,181 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our lidar products are selected for inclusion in autonomous driving or ADAS systems by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics and our future cost of goods sold and bill of materials and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other lidar manufacturers, automotive OEMs cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; general economic uncertainty and the effect of general economic conditions generally, including inflation, recession risks and rising interest rates, and on our industry in particular, including the level of demand and financial performance of the autonomous vehicle industry and market adoption of lidar as well as developments in alternative technology and the increasingly competitive environment in which we operate; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to remediate the material weakness in our internal controls over financial reporting; our ability to protect and enforce our intellectual property rights; changes in personnel and availability of qualified personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems and cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our lidar solutions; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Annual Report”) under the heading “Risk Factors” and in subsequent reports filed with the SEC which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.luminartech.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @luminartech on Twitter, Luminartech on YouTube, and Luminar Technologies on LinkedIn). The information on our website (or any webpages referenced in this Quarterly Report on Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,069	$329,977
Restricted cash	1,234	725
Marketable securities (including $1 and $12,200 with a related party as of September 30, 2022 and December 31, 2021, respectively, see Note 16)	496,983	462,141
Accounts receivable	9,936	13,013
Inventory	9,153	10,342
Prepaid expenses and other current assets	40,096	29,195
Total current assets	613,471	845,393
Property and equipment, net	21,646	11,009
Operating lease right-of-use assets	22,812	9,145
Intangible assets, net	22,768	2,424
Goodwill	18,830	3,110
Other non-current assets	42,981	12,455
Total assets	$742,508	$883,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,216	$14,419
Accrued and other current liabilities	31,832	19,844
Operating lease liabilities	6,139	4,735
Total current liabilities	62,187	38,998
Warrant liabilities	5,582	31,230
Convertible senior notes	611,384	608,957
Operating lease liabilities, non-current	18,057	5,768
Other non-current liabilities	2,338	598
Total liabilities	699,548	685,551
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	29	27
Class B common stock	10	10
Additional paid-in capital	1,484,996	1,257,214
Accumulated other comprehensive loss	(5,989)	(908)
Treasury stock	(312,477)	(235,871)
Accumulated deficit	(1,123,609)	(822,487)
Total stockholders’ equity	42,960	197,985
Total liabilities and stockholders’ equity	$742,508	$883,536
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$6,796	$1,040	$10,135	$5,950
Services	5,989	6,938	19,437	13,650
Total revenue	12,785	7,978	29,572	19,600
Cost of sales:
Products	18,364	4,664	47,169	13,693
Services	10,147	6,098	26,088	12,561
Total cost of sales	28,511	10,762	73,257	26,254
Gross loss	(15,726)	(2,784)	(43,685)	(6,654)
Operating expenses:
Research and development	46,308	25,890	120,358	59,813
Sales and marketing	10,111	5,868	26,698	12,010
General and administrative	42,809	35,603	110,984	65,113
Total operating expenses	99,228	67,361	258,040	136,936
Loss from operations	(114,954)	(70,145)	(301,725)	(143,590)
Other income (expense), net:
Change in fair value of warrant liabilities	(1,231)	17,072	6,645	(22,649)
Interest expense and other	(2,660)	(374)	(9,088)	(860)
Interest income and other	1,470	843	3,612	1,744
Total other income (expense), net	(2,421)	17,541	1,169	(21,765)
Loss before provision for (benefit from) income taxes	(117,375)	(52,604)	(300,556)	(165,355)
Provision for (benefit from) income taxes	175	(1,264)	566	(1,262)
Net loss	$(117,550)	$(51,340)	$(301,122)	$(164,093)
Net loss per share:
Basic and diluted	$(0.33)	$(0.15)	$(0.85)	$(0.48)
Shares used in computing net loss per share:
Basic and diluted	359,753,254	352,122,485	353,537,754	341,858,435
Comprehensive Loss:
Net loss	$(117,550)	$(51,340)	$(301,122)	$(164,093)
Net unrealized gain (loss) on available-for-sale debt securities	16	93	(5,081)	66
Comprehensive loss	$(117,534)	$(51,247)	$(306,203)	$(164,027)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	236,483,687	$24	105,118,203	$11	$1,244,228	$7	$—	$(697,254)	$547,016
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	1,920,137	—	—	—	1,547	—	—	—	1,547
Vendor payments under the stock-in-lieu of cash program	291,940	—	—	—	4,848	—	—	—	4,848
Acquisition of Optogration, Inc.	370,034	—	—	—	6,527	—	—	—	6,527
Issuance of earn-out shares	10,242,703	1	6,970,467	—	(2)	—	—	—	(1)
Conversion of Class B common stock into Class A common stock	10,500,000	1	(10,500,000)	(1)	—	—	—	—	—
Share-based compensation	—	—	—	—	30,410	—	—	—	30,410
Other comprehensive income	—	—	—	—	—	93	—	—	93
Net loss	—	—	—	—	—	—	—	(51,340)	(51,340)
Balance as of September 30, 2021	259,808,501	$26	101,588,670	$10	$1,287,558	$100	$—	$(748,594)	$539,100

Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,735,219	1	—	—	1,101	—	—	—	1,102
Retirement of unvested restricted common stock	(4,648)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	537,720	—	—	—	16,920	—	—	—	16,920
Optogration milestone awards	1,632,056	—	—	—	11,751	—	—	—	11,751
Share-based compensation	—	—	—	—	43,209	—	—	—	43,209
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,049)	—	—	—	(1,049)
Other comprehensive income	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	(117,550)	(117,550)
Balance as of September 30, 2022	287,111,529	$29	97,088,670	$10	$1,484,996	$(5,989)	$(312,477)	$(1,123,609)	$42,960
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	218,818,037	$22	105,118,203	$11	$733,175	$34	$—	$(584,501)	$148,741
Issuance of Class A common stock upon exercise of Public and Private Warrants	15,574,037	2	—	—	492,219	—	—	—	492,221
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,011,750	—	—	—	4,753	—	—	—	4,753
Vendor payments under the stock-in-lieu of cash program	291,940	—	—	—	4,848	—	—	—	4,848
Acquisition of Optogration, Inc.	370,034	—	—	—	6,527	—	—	—	6,527
Issuance of earn-out shares	10,242,703	1	6,970,467	—	(2)	—	—	—	(1)
Conversion of Class B common stock into Class A common stock	10,500,000	1	(10,500,000)	(1)	—	—	—	—	—
Share-based compensation	—	—	—	—	46,168	—	—	—	46,168
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(140)	—	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	—	(164,093)	(164,093)
Balance as of September 30, 2021	259,808,501	$26	101,588,670	$10	$1,287,558	$100	$—	$(748,594)	$539,100

Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(76,606)	—	(76,606)
Issuance of Class A common stock upon exercise of Private Warrants	405,752	—	—	—	19,003	—	—	—	19,003
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	6,920,617	1	—	—	2,845	—	—	—	2,846
Retirement of unvested restricted common stock	(48,204)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	9,574,385	1	—	—	60,677	—	—	—	60,678
Optogration milestone awards	1,632,056	—	—	—	11,751	—	—	—	11,751
Acquisition of Freedom Photonics LLC	2,176,205	—	—	—	30,510	—	—	—	30,510
Acquisition of Solfice Research, Inc. assets	374,193	—	—	—	3,361	—	—	—	3,361
Share-based compensation	—	—	—	—	102,408	—	—	—	102,408
Payments of employee taxes related to stock-based awards	—	—	—	—	(2,773)	—	—	—	(2,773)
Other comprehensive loss	—	—	—	—	—	(5,081)	—	—	(5,081)
Net loss	—	—	—	—	—	—	—	(301,122)	(301,122)
Balance as of September 30, 2022	287,111,529	$29	97,088,670	$10	$1,484,996	$(5,989)	$(312,477)	$(1,123,609)	$42,960
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(301,122)	$(164,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,374	2,240
Amortization of operating lease right-of-use assets	3,531	2,682
Amortization of premium on marketable securities	1,111	979
Change in fair value of warrants	(6,645)	22,649
Vendor stock-in-lieu of cash program	32,487	2,744
Amortization of debt discount and issuance costs	2,427	—
Impairment of inventories	8,750	1,601
Share-based compensation	117,874	49,887
Deferred taxes	—	(1,264)
Product warranty and other	(623)	1,143
Changes in operating assets and liabilities:
Accounts receivable	6,457	5,748
Inventories	(6,648)	(6,658)
Prepaid expenses and other current assets	(4,685)	(16,971)
Other non-current assets	(1,371)	(88)
Accounts payable	8,379	3,330
Accrued and other current liabilities	5,716	5,910
Other non-current liabilities	(3,571)	(4,095)
Net cash used in operating activities	(133,559)	(94,256)
Cash flows from investing activities:
Acquisition of Freedom Photonics LLC	(2,759)	—
Acquisition of certain assets from Solfice Research, Inc.	(2,001)	—
Cash received from acquisition of Optogration, Inc.	—	358
Purchases of marketable securities	(363,906)	(530,179)
Proceeds from maturities of marketable securities	254,068	306,907
Proceeds from sales of marketable securities	68,804	83,493
Purchases of property and equipment	(11,277)	(4,155)
Advances for capital projects and equipment	(2,009)	—
Net cash used in investing activities	(59,080)	(143,576)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	153,927
Proceeds from exercise of stock options	2,891	4,738
Payments of employee taxes related to stock-based awards	(2,773)	(140)
Repurchase of common stock and redemption of warrants	(80,878)	(2)
Other financing activities	—	(362)
Net cash provided by (used in) financing activities	(80,760)	158,161
Net decrease in cash, cash equivalents and restricted cash	(273,399)	(79,671)
Beginning cash, cash equivalents and restricted cash	330,702	209,719
Ending cash, cash equivalents and restricted cash	$57,303	$130,048
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,863	$53
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$19,003	$338,293
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	10,849
Operating lease right-of-use assets obtained in exchange for lease obligations	16,749	2,876
Purchases of property and equipment recorded in accounts payable and accrued liabilities	1,663	543
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	21,024	—
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. and its wholly-owned subsidiaries (the “Company” or “Luminar”) was originally incorporated in Delaware on August 28, 2018 under the name Gores Metropoulos, Inc. (“Gores”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As part of Gores’ initial public offering on February 5, 2019 (the “IPO”), Gores issued to third party investors 40.0 million units, consisting of one share of Class A common stock of Gores and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Gores completed the private sale of 6.667 million warrants to Gore’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. On December 2, 2020, the Company (at such time named Gores Metropoulos, Inc.) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated August 24, 2020 with the pre-Business Combination Luminar Technologies, Inc. (“Legacy Luminar”). Legacy Luminar was incorporated in Delaware on March 31, 2015. In connection with the consummation of the Business Combination, the Company changed its name from Gores Metropoulos, Inc. to Luminar Technologies, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “LAZR.” The Company’s public warrants to purchase shares of Class A common stock were listed on the NASDAQ under the symbol “LAZRW,” until they were delisted on March 5, 2021 upon exercise and redemption.
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
The Company is a developer of advanced sensor technologies and software for the autonomous vehicle industry, encompassing Laser Imaging, Detection and Ranging (lidar) technology. The Company manufactures and distributes commercial lidar sensors and certain components for the autonomous vehicle industry. The Company is headquartered in Orlando, Florida and has personnel that conducts the Company’s operations from various locations in the United States and internationally including Germany, Sweden, Mexico, China and India.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(i) “Autonomy Solutions” for automotive applications, which includes manufacturing and distribution of lidar sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s lidar products, development of software products that enable autonomy capabilities, and licensing of the Company’s intellectual property (“IP”). In June 2022, the Company acquired assets from Solfice Research, Inc. (“Solfice”), which have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services (“ATS”)” which includes development of application-specific integrated circuits, pixel-based sensors, advanced lasers, as well as designing, testing and providing consulting services for non-standard integrated circuits. In the second quarter of 2022, the Components segment was renamed as ATS. In August 2021 and in April 2022, the Company acquired Optogration, Inc. (“Optogration”) and Freedom Photonics LLC (“Freedom Photonics”), respectively, which have been included in the ATS segment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investments and accounts receivable. A significant portion of the Company’s cash and cash equivalents is held at high-quality domestic financial institutions. Deposits held with the financial institutions may, at times, exceed the amount of insurance provided on such deposits. Cash held by the Company in foreign entities as of September 30, 2022 and December 31, 2021 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Two customers accounted for 40% and 19% of the Company’s accounts receivable at September 30, 2022. Two customers accounted for 39% and 31% of the Company’s accounts receivable at December 31, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2022, except as noted below related to revenue recognition from long-term contracts as part of the Freedom Photonics acquisition.
The Company generates revenue from sale of hardware, components, NRE services and licensing of certain information. The Company enters into term-based licenses that provide customers the right to use certain information available with the Company. Revenue from these licenses is recognized at the point in time at which the customer is able to use and benefit from the licensed information, which is generally upon delivery of the information to the customer or upon commencement of the renewal term.
Consistent with the revenue recognition for NRE services, for Freedom Photonics long-term contracts, the Company recognizes revenue over time using an input method based on contract cost incurred to date compared to total estimated contracts (cost-to-cost). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. The Company reviews the estimate at completion on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrants a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. Changes in estimates of transaction price, revenue, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods in the current period.
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
Pursuant to the terms of the Merger Agreement between the Company and Freedom Photonics, the Company acquired all of the issued and outstanding units of capital of Freedom Photonics for an aggregate purchase price of approximately $34.6 million payable primarily in Class A common stock of the Company, an increase of $0.4 million as a result of adjustments to the preliminary estimates of working capital. In conjunction with the acquisition, the Company issued share-based compensation awards to certain employees and selling equity holders of Freedom Photonics, which may result in future stock-based compensation expense, subject to achievement of certain service and performance conditions. The results of operations related to Freedom Photonics are included in the Company’s consolidated statements of operations beginning from the Acquisition Date. As part of the transaction, the Company incurred $1.4 million of acquisition-related costs, which were expensed and included in general and administrative expenses in the periods in which the costs were incurred.
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
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments (in thousands):

Preliminary Recorded Value
Cash and cash equivalents	$1,063
Accounts receivable	3,311
Contract asset	1,913
Inventories, net	127
Prepaid expenses and other current assets	70
Property and equipment	1,353
Operating lease right-of-use assets	449
Other non-current assets	22
Intangible assets (1)	15,600
Goodwill (2)	15,885
Total assets acquired	39,793
Current and non-current liabilities	(5,158)
Total liabilities assumed	(5,158)
Net assets acquired	$34,635
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
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Freedom Photonics as if the companies were combined as of the beginning of fiscal year 2021. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property and equipment acquired, the purchase accounting effect on transaction costs, and stock-based compensation expense.
The table below reflects the impact of adjustments to the unaudited pro forma results for the three and nine months ended September 30, 2022 and 2021 that are directly attributable to the acquisition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
(Decrease) / increase to expenses as a result of transaction costs	$—	$—	$(2,582)	$2,795
(Decrease) / increase to expenses as a result of stock-based compensation expense	—	4,251	4,119	15,488
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Revenue	$12,785	$11,994	$35,296	$33,529
Net loss	(117,550)	(56,133)	(302,919)	(182,724)
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Revenue
The Company’s revenue is comprised of sales of lidar sensors hardware, components, NRE services and licensing of certain information available with the Company.
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

	Three Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$12,440	97%	$5,713	72%
Asia Pacific	168	1%	—	—%
Europe and Middle East	177	2%	2,265	28%
Total	$12,785	100%	$7,978	100%
Revenue by timing of recognition:
Recognized at a point in time	$6,728	53%	$873	11%
Recognized over time	6,057	47%	7,105	89%
Total	$12,785	100%	$7,978	100%
Revenue by segment:
Autonomy Solutions	$6,777	53%	$7,550	95%
ATS	6,008	47%	428	5%
Total	$12,785	100%	$7,978	100%

	Nine Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$26,124	88%	$12,313	63%
Asia Pacific	2,960	10%	475	2%
Europe and Middle East	488	2%	6,812	35%
Total	$29,572	100%	$19,600	100%
Revenue by timing of recognition:
Recognized at a point in time	$10,067	34%	$4,914	25%
Recognized over time	19,505	66%	14,686	75%
Total	$29,572	100%	$19,600	100%
Revenue by segment:
Autonomy Solutions	$16,854	57%	$17,708	90%
ATS	12,718	43%	1,892	10%
Total	$29,572	100%	$19,600	100%
Volvo Stock Purchase Warrant
In March 2020, the Company issued a stock purchase warrant (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants entitle VCTF to purchase up to 4,089,280 shares of Class A common stock, at a price of $3.1769 per share from the Company and were determined to be an equity classified award to VCTF. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones, upon reaching commercial production and delivering of production units. The grant date fair value of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the Volvo warrants, aggregating $2.9 million, represents consideration payable to VCTF and is being recognized as reduction in revenue consistent with the revenue recognition pattern when these warrants become probable of vesting. The Company’s management determined that the vesting of the first of the two tranches of the Volvo Warrants was probable as of December 31, 2021. As such, the Company had recognized a reduction in revenue in the amount of $1.0 million related to the said first tranche of the Volvo Warrants in the year ended December 31, 2021. The second tranche of the Volvo warrants will be recorded as reduction in revenue upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles. This threshold had not been achieved as of the end of the third quarter of 2022.
Contract assets and liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company’s contract assets as of September 30, 2022 and December 31, 2021 were $19.8 million and $9.9 million, respectively. Contract liabilities consist of deferred revenue and customer advanced payments. Deferred revenue includes billings in excess of revenue recognized related to product sales and other services revenue and is recognized as revenue when the Company performs under the contract. Customer advanced payments represent required customer payments in advance of product shipments according to the customer’s payment term. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer. The Company’s contract liabilities were $3.6 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, and were included in accrued and other current and non-current liabilities in the condensed consolidated balance sheets.
The opening and closing balances of contract assets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets, current	$18,402	$9,907
Contract assets, non-current	1,427	—
Ending balance	$19,829	$9,907

The significant changes in contract assets balances consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Beginning balance	$9,907	$—
Amounts billed that were included in the contract assets beginning balance	(1,602)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	11,524	9,907
Ending balance	$19,829	$9,907
The opening and closing balances of contract liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract liabilities, current	$3,463	$898
Contract liabilities, non-current	134	—
Ending balance	$3,597	$898
The significant changes in contract liabilities balances consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Beginning balance	$898	$2,284
Revenue recognized that was included in the contract liabilities beginning balance	(489)	(1,792)
Net increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,188	406
Ending balance	$3,597	$898
Remaining Performance Obligations
Revenue allocated to remaining performance obligations for the information licensing agreements was $27.5 million as of September 30, 2022. The Company expects to recognize approximately 64% of this revenue over the next 12 months and the remainder thereafter. Other revenue streams do not have material remaining performance obligations.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$210,786	$—	$(3,684)	$207,102
U.S. agency and government sponsored securities	4,998	—	(117)	4,881
Commercial paper	123,984	—	(306)	123,678
Corporate bonds	125,521	—	(1,676)	123,845
Asset-backed securities	21,093	—	(206)	20,887
Total debt securities	$486,382	$—	$(5,989)	$480,393
Included in cash and cash equivalents	$9,996	$—	$(1)	$9,995
Included in marketable securities	476,386	—	(5,988)	470,398

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$161,938	$1	$(474)	$161,465
U.S. agency and government sponsored securities	4,995	—	(25)	4,970
Commercial paper	40,788	—	(4)	40,784
Corporate bonds	165,522	13	(345)	165,190
Asset-backed securities	46,540	—	(74)	46,466
Total debt securities	$419,783	$14	$(922)	$418,875
Included in cash and cash equivalents	$950	$—	$—	$950
Included in marketable securities	418,833	14	(922)	417,925
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(3,684)	$207,102	$(474)	$146,454
U.S. agency and government sponsored securities	(117)	4,881	(25)	4,970
Commercial paper	(306)	123,678	(4)	30,285
Corporate bonds	(1,676)	123,845	(345)	145,522
Asset-backed securities	(206)	20,887	(74)	45,251
Total	$(5,989)	$480,393	$(922)	$372,482
As of September 30, 2022, the total amortized cost basis of the Company’s available-for-sale securities exceeded its fair value by $6.0 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each security will be recoverable before the Company is required to sell them or when the security matures. Accordingly, during the three and nine months ended September 30, 2022, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	Condensed Consolidated Balance Sheets Location	September 30, 2022	December 31, 2021
Money market funds(1)	Cash and cash equivalents	$23,118	$25,654
Marketable equity investments(1)	Marketable securities	26,585	$44,216
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	$10,002	$10,002
Total		$59,705	$79,872
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
Total realized and unrealized gains and losses associated with the Company’s marketable equity investments were not material in the three and nine months ended September 30, 2022 and 2021.
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$22,956	$303,373
Money market funds	23,118	25,654
Commercial paper	9,995	950
Total cash and cash equivalents	$56,069	$329,977
Inventories, net
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,066	$5,866
Work-in-process	4,081	1,171
Finished goods	2,006	3,305
Total inventories, net	$9,153	$10,342
The Company’s inventory write-down (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) was $4.0 million and $8.8 million for the three and nine months ended September 30, 2022, respectively and $0.1 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$11,223	$14,651
Contract assets	18,402	9,907
Advance payments to vendors	6,343	1,810
Other receivables	4,128	2,827
Total prepaid expenses and other current assets	$40,096	$29,195
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$11,315	$7,694
Computer hardware and software	5,317	2,854
Leasehold improvements	885	869
Vehicles, including demonstration fleet	2,618	2,421
Furniture and fixtures	850	272
Construction in progress	9,699	3,677
Total property and equipment	30,684	17,787
Accumulated depreciation and amortization	(9,038)	(6,778)
Total property and equipment, net	$21,646	$11,009
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) were not material. Construction in progress increased due to increased capital expenditure related to tooling and other capital projects to enable us to achieve series production readiness.
Depreciation and amortization expense associated with property and equipment was $1.1 million and $2.8 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	September 30, 2022	December 31, 2021
Beginning of the period	$2,424	$—
Additions	21,890	2,650
Amortization	(1,546)	(226)
End of the period	$22,768	$2,424
The components of intangible assets were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(460)	$3,270	4.6	$780	$(33)	$747	9.6
Customer backlog	650	(195)	455	1.2	—	—	—	—
Tradename	620	(182)	438	3.5	120	(120)	—	—
Assembled workforce	130	(130)	—	—	—	—	—	—
Developed technology	11,910	(805)	11,105	7.8	1,750	(73)	1,677	9.6
IPR&D	7,500	—	7,500	—	—	—	—	—
Total intangible assets	$24,540	$(1,772)	$22,768	6.8	$2,650	$(226)	$2,424	9.6
Amortization expense related to intangible assets was $0.7 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to intangible assets was $0.2 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2022 (remaining three months)	$691
2023	2,730
2024	2,373
2025	2,373
2026	1,726
Thereafter	5,375
IPR&D	7,500
Total	$22,768

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill
The following table outlines changes to the carrying amount of goodwill by the Company’s reportable segments (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2021	$687	$2,423	$3,110
Adjustment to goodwill related to Optogration acquisition in 2021	—	(165)	(165)
Acquired goodwill related to Freedom Photonics in 2022	—	15,885	15,885
Balance as of September 30, 2022	$687	$18,143	$18,830
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Security deposits	$1,136	$1,187
Non-marketable equity investment	10,002	10,002
Advance payment for capital projects	27,526	—
Contract assets	1,427	—
Other non-current assets	2,890	1,266
Total other non-current assets	$42,981	$12,455
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$14,876	$9,899
Accrued expenses	6,040	6,727
Warranty reserves	316	1,798
Contract liabilities	3,463	898
Accrued interest payable	2,297	316
Contract losses	4,250	115
Other	590	91
Total accrued and other current liabilities	$31,832	$19,844
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
The total net proceeds from the debt offering, after deducting fees paid to the initial purchasers paid by the Company, was approximately $609.4 million.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of September 30, 2022, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(13,616)	(16,043)
Net carrying amount	$611,384	$608,957

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Contractual interest expense	$1,969	$5,843
Amortization of debt discount and issuance costs	809	2,427
Total interest expense	$2,778	$8,270
The remaining term over which the debt discount and issuance costs will be amortized is 4.21 years. Interest expense of $2.0 million and $5.8 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
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
Note 8. Fair Value Measurements
As of September 30, 2022, the Company carried cash equivalents, marketable investments and Private Warrants. The Company had previously carried Public Warrants which were exercised and redeemed in March 2021.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2021. As of September 30, 2022, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 3.18 years, volatility of 82.0% and a risk-free rate of 4.23%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2021	$31,230
Change in fair value prior to exercises	4,713
Reduction in liability due to exercises	(19,003)
Change in fair value of outstanding warrants	(11,358)
Balance as of September 30, 2022	$5,582

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,118	$—	$—	$23,118
Commercial paper	—	9,995	—	9,995
Total cash equivalents	$23,118	$9,995	$—	$33,113
Marketable investments:
U.S. treasury securities	$207,102	$—	$—	$207,102
U.S. agency and government sponsored securities	—	4,881	—	4,881
Commercial paper	—	113,683	—	113,683
Corporate bonds	—	123,845	—	123,845
Asset-backed securities	—	20,887	—	20,887
Marketable equity investments	26,585	—	—	26,585
Total marketable investments	$233,687	$263,296	$—	$496,983
Liabilities:
Private Warrants	$—	$—	$5,582	$5,582
Total warrant liabilities	$—	$—	$5,582	$5,582

	Fair Value (in thousands) Measured as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,654	$—	$—	$25,654
Commercial paper	—	950	—	950
Total cash equivalents	$25,654	$950	$—	$26,604
Marketable investments:
U.S. treasury securities	$161,465	$—	$—	$161,465
U.S. agency and government sponsored securities	—	4,970	—	4,970
Commercial paper	—	39,834	—	39,834
Corporate bonds	—	165,190	—	165,190
Asset-backed securities	—	46,466	—	46,466
Marketable equity investments	44,216	—	—	44,216
Total marketable investments	$205,681	$256,460	$—	$462,141
Liabilities:
Private Warrants	—	—	31,230	31,230
Total warrant liabilities	$—	$—	$31,230	$31,230
As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $400.6 million and $669.4 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock during the period plus common stock equivalents, as calculated under the treasury stock method, outstanding during the period. If the Company reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive. The Company computes earnings (loss) per share using the two-class method for its Class A and Class B common stock. Earnings (loss) per share is same for both Class A and Class B common stock since they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(117,550)	$(51,340)	$(301,122)	$(164,093)
Denominator:
Weighted average common shares outstanding—Basic	359,753,254	352,122,485	353,537,754	341,858,435
Weighted average common shares outstanding—Diluted	359,753,254	352,122,485	353,537,754	341,858,435
Net loss per share attributable to common shareholders—Basic and Diluted	$(0.33)	$(0.15)	$(0.85)	$(0.48)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of September 30, 2022:

September 30, 2022
Warrants	5,757,549
Stock-based awards—Equity classified	46,720,506
Stock-based awards—Liability classified	9,267,669
Vendor stock-in-lieu of cash program	1,211,474
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	102,843,631
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of September 30, 2022 was less than the initial conversion price.
Note 10. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of September 30, 2022, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of September 30, 2022, the Company had 287,111,529 shares issued and 265,248,079 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
Public and Private Warrants
As of December 31, 2021, the Company had no Public Warrants and 3,077,021 Private Warrants outstanding.
In January 2022 and April 2022, 1,389,529 and 19,223 Private Warrants, respectively, were exercised on a cashless basis and the Company issued 401,365 and 4,387 shares of Class A common stock, respectively, pursuant to the exercises. The

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company had 1,668,269 Private Warrants outstanding as of September 30, 2022. These Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors and other third parties wherein the Company at its discretion may elect to compensate the respective vendors / third parties for services provided in either cash or by issuing shares of the Company’s Class A common stock (“Stock-in-lieu of Cash Program”). During the three and nine months ended September 30, 2022, the Company issued 537,720 and 8,824,385 shares of Class A common stock as part of the Stock-in-lieu of Cash Program. The Company considers the shares issuable under the Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors requires the Company to issue a variable number of shares to settle amounts owed. As of September 30, 2022, the Company had a total of $33.1 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
In November 2021, the Company entered into an agreement with Daimler North America Corporation (“Daimler”) wherein Daimler will be providing certain data and other services to the Company. To compensate Daimler for these services, the Company agreed to issue 1.5 million shares of Class A common stock to Daimler. These shares vest over a period of two years. The Company recorded costs related to these shares as research and development expense of $2.0 million and $5.9 million during the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2022, the Company issued 750,000 shares of Class A common stock related to this arrangement. The unamortized cost relating to the shares issued to Daimler under this agreement was recorded as $5.2 million in prepaid expenses and other current assets as of September 30, 2022.
The Company’s vendor Stock-in-lieu of Cash Program activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	1,500,000	$15.72
Granted	8,824,385	9.93
Vested	(6,698,986)	10.67
Unvested shares as of September 30, 2022	3,625,399	10.72
Note 11. Stock-based Compensation
Prior to becoming a publicly traded entity, the Company issued incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee consultants under its 2015 Stock Plan (the “2015 Plan”). Since the closing of the Business Combination, the Company has not issued any new stock-based awards under the 2015 Plan.
In December 2020, the Board adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon the closing of the Business Combination. Under the 2020 Plan, the Company was originally authorized to issue a maximum number of 36,588,278 shares of Class A common stock.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the Company’s stock option activity for the nine months ended September 30, 2022 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2021	11,507,643	$1.72
Exercised	(1,713,280)	1.67
Cancelled/Forfeited	(905,181)	1.67
Outstanding as of September 30, 2022	8,889,182	1.73	7.00	$50,117
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $16.6 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $2.2 million during the nine months ended September 30, 2022.
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
Restricted stock awards activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	666,298	$1.21
Forfeited	(18,382)	1.23
Vested	(496,343)	1.18
Outstanding as of September 30, 2022	151,573	1.28
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
A summary of the Company’s restricted stock units activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	11,983,032	$19.56
Granted	18,026,768	11.14
Forfeited	(1,211,044)	16.39
Vested	(5,509,721)	15.88
Outstanding as of September 30, 2022	23,289,035	14.07
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs out of the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to four years. These awards represent a fixed dollar

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $1.9 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.
Employee Stock Purchase Plan
In December 2020, the Board and the Company’s stockholders adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”) under which 7,317,655 shares were authorized for issuance. The 2020 ESPP became effective on February 26, 2021.
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
Optogration Milestone Awards
As part of the Optogration acquisition in August 2021, the Company owed up to $22.0 million of post combination compensation related to certain service and performance conditions (“Optogration Milestone Awards”). In August 2022, the Company issued 1,632,056 shares of Class A common stock for $11.0 million of the Optogration Milestone Awards due to achievement of the service and performance conditions. As of September 30, 2022, it is probable that the service and performance conditions for the remaining $11.0 million obligation will be met. The Company recorded $14.4 million in stock-based compensation expense from inception to September 30, 2022 for Optogration Milestone Awards.
Freedom Photonics Awards
As part of the Freedom Photonics acquisition in April 2022, the Company owes up to $28.3 million of post combination compensation related to certain service and performance conditions. As of September 30, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $6.0 million in stock-based compensation expense through September 30, 2022.
Solfice Awards
The Company owes up to $0.7 million of compensation related to certain service and performance conditions. As of September 30, 2022, it is probable that the conditions will be met, and as a result, the Company recorded $0.2 million in stock-based compensation expense through September 30, 2022.
Executive Officer Awards
On May 2, 2022, the Board granted an award of 10.8 million RSUs to Austin Russell, the Company’s Chief Executive Officer. The grant date fair value per share was $8.70 per share. This award represents Mr. Russell’s total compensation from the Company. On August 19, 2022, the Board granted 500,000 RSUs to each of Thomas Fennimore, the Company’s Chief Financial Officer and Alan Prescott, the Company’s Chief Legal Officer. The grant date fair value per share was $6.12 per share.
The Company measured compensation cost for the above executive officer awards using a Monte Carlo simulation model and recorded $5.5 million and $9.0 million in stock-based compensation expense related to these awards in the three and nine months ended September 30, 2022, respectively. These awards to the executive officers are subject to all of the following vesting conditions:
•Public Market condition: Achievement of three stock price milestones: $50 or more, $60 or more, and $70 or more. The stock price will be measured based on the volume-weighted average price per share for 90 consecutive trading days;
•Service condition: Approximately 7-years of vesting; and
•Performance condition: Start of production for at least one series production program.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$5,430	$1,619	$14,205	$2,829
Research and development	11,326	6,318	27,142	12,743
Sales and marketing	3,821	1,859	9,430	2,979
General and administrative	31,974	23,724	67,097	31,336
Total	$52,551	$33,520	$117,874	$49,887
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity Classified Awards:
Stock options	$714	$1,097	$1,984	$2,495
RSAs	162	(469)	183	1,455
RSUs	39,452	28,697	93,501	41,123
ESPP	293	—	450	—
Liability Classified Awards:
Equity settled fixed value	1,894	1,542	5,013	2,161
Optogration	5,312	2,159	8,759	2,159
Freedom Photonics	3,155	494	5,955	494
Solfice	176	—	234	—
Other	1,393	—	1,795	—
Total	$52,551	$33,520	$117,874	$49,887
Note 12. Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2022 was $0.2 million and $0.6 million, respectively. The Company had benefit from income taxes of $1.3 million and $1.3 million, respectively, for the three and nine months ended September 30, 2021. The effective tax rate was 0.2% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
Note 13. Leases
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through September 2028. In October 2021, the Company entered into a lease agreement commencing on April 1, 2022 for a term of 65 months through August 31, 2027. In September 2022, the Company entered into a lease agreement for a term of 66 months through February 2028. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
The components of lease expenses for were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,722	$1,202	$4,435	$3,560
Variable lease cost	546	420	1,616	1,324
Total operating lease cost	$2,268	$1,622	$6,051	$4,884

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(4,430)	$(3,723)
Right of use assets obtained in exchange for lease obligations:
Operating leases	16,749	2,876
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$22,812	$9,145
Operating lease liabilities:
Operating lease liabilities, current	$6,139	$4,735
Operating lease liabilities, non-current	18,057	5,768
Total operating lease liabilities	$24,196	$10,503
Weighted average remaining terms were as follows (in years):

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	4.56	2.95
Weighted average discount rates were as follows:

	September 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	5.35%	2.80%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2022 (remaining three months)	$1,641
2023	6,190
2024	5,123
2025	5,193
2026	4,732
2027	3,927
Thereafter	1,149
Total lease payments	27,955
Less: imputed interest	(3,759)
Total leases liabilities	$24,196
Note 14. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $111.6 million as of September 30, 2022.

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
ATS
This segment is in the business of development of ultra-sensitive pixel-based sensors. This segment also designs, tests and provides consulting services for non-standard integrated circuits that are essential for systems to meet the requirement of customers. This segment is impacted by trends in and the strength of the automobile and aeronautics sector as well as government spending in military and defense activities.
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended September 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$6,777	$6,008	$12,785	$—	$12,785
Revenues from internal customer	3,862	5,558	9,420	(9,420)	—
Total revenue	$10,639	$11,566	$22,205	$(9,420)	$12,785
Depreciation and amortization	$1,176	$654	$1,830	$—	$1,830
Operating income (loss)	(116,601)	1,868	(114,733)	(221)	(114,954)
Other significant items:
Segment assets	765,241	53,000	818,241	(75,733)	742,508
Inventories, net	8,838	536	9,374	(221)	9,153

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$7,550	$428	$7,978	$—	$7,978
Revenues from internal customer	2,379	1,516	3,895	(3,895)	—
Total revenue	$9,929	$1,944	$11,873	$(3,895)	$7,978
Depreciation and amortization	$673	$235	$908	$—	$908
Operating income (loss)	(69,614)	(787)	(70,401)	256	(70,145)
Other significant items:
Segment assets	606,431	11,064	617,495	(9,689)	607,806
Inventories, net	7,531	340	7,871	—	7,871

	Nine Months Ended September 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$16,854	$12,718	$29,572	$—	$29,572
Revenues from internal customer	11,658	8,218	19,876	(19,876)	—
Total revenue	$28,512	$20,936	$49,448	$(19,876)	$29,572
Depreciation and amortization	$2,696	$1,678	$4,374	$—	$4,374
Operating income (loss)	(304,370)	2,866	(301,504)	(221)	(301,725)
Other significant items:
Segment assets	765,241	53,000	818,241	(75,733)	742,508
Inventories, net	8,838	536	9,374	(221)	9,153

	Nine Months Ended September 30, 2021
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$17,708	$1,892	$19,600	$—	$19,600
Revenues from internal customer	5,500	3,865	9,365	(9,365)	—
Total revenue	$23,208	$5,757	$28,965	$(9,365)	$19,600
Depreciation and amortization	$1,963	$278	$2,241	$(1)	$2,240
Operating income (loss)	(142,651)	(1,100)	(143,751)	161	(143,590)
Other significant items:
Segment assets	606,431	11,064	617,495	(9,689)	607,806
Inventories, net	7,531	340	7,871	—	7,871
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
Two customers accounted for 30% and 12% of the Company’s revenue for the three months ended September 30, 2022. Two customers accounted for 25% and 13% of the Company’s revenue for the nine months ended September 30, 2022. Two customers accounted for 63% and 24% of the Company’s revenue for the three months ended September 30, 2021. Three customers accounted for 38%, 31% and 11% of the Company’s revenue for the nine months ended September 30, 2021.
Note 16. Related Party Transactions
Equity Investments
In February 2021, the Company invested $15.0 million in a special purpose acquisition company, of which Mr. Jun Hong Heng is the Chairman and Chief Executive Officer, and a principal shareholder. Mr. Heng became a director of the Company in

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 2021. The terms of such investment were no less favorable to the Company than to other third party investors. During 2021, the Company sold $2.9 million of this investment and had a remaining balance of $12.1 million as of December 31, 2021. The fair value of this investment as of December 31, 2021 was $12.2 million, which was included in marketable securities in the balance sheet. The Company sold this investment in its entirety in the second quarter of 2022.
In June 2022, the Company invested in a special purpose acquisition company through open market purchases, of which Mr. Alec Gores was the Chairman and Chief Executive Officer, and a principal shareholder. The special purpose acquisition company merged with Polestar Automotive Holdings UK PLC on June 24, 2022 and Mr. Gores continues to be a director of the merged company. Mr. Gores is a director of Luminar as well. The balance of this investment as of September 30, 2022 was not material.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our 2021 Annual Report filed with the SEC on March 1, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2021 Annual Report, and in Part II, Item 1A - “Risk Factors” and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
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
Our presently under development full-stack hardware and software autonomy solution for cars and trucks as well as our standalone lidar technology offerings are expected to make us one of the leading technology partners for the world’s top OEMs.
COVID-19 Impact
The coronavirus (COVID-19) pandemic has adversely affected our and some of our customers’ business operations and has affected, to some extent, product development and industrialization initiatives, timing of shipment of products and provision of services to customers, supply chain, and may impact our financial position and results of operations. We are unable to predict at this time the full extent of the potential adverse impact. For more information on our operations and risks related to health epidemics, including the COVID-19 pandemic, see Item 1A. Risk Factors in our 2021 Annual Report.
Industrialization Update
We achieved start of Iris series production with SAIC’s Rising Auto R7 for launch in China. Additionally, we continue to make progress on our industrialization plan. We completed the build phase of our automated assembly line. A separate high volume production facility is on track to be production-ready by second half of 2023. On the software front, we are in the process of developing the key software functions of automatic emergency braking, highway lane keeping and object detection.
Customer Updates
In October 2022, Polestar unveiled the Polestar 3 electric performance SUV, and announced that Luminar lidar will be available to order from the second quarter of 2023.
We identify major commercial wins only when we have entered into a collaboration or partnership agreement and have reason to believe that such engagement is expected to result in future series production. Given the customary business practices in the automotive industry, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item IA of Part I in our 2021 Annual Report filed with the SEC on March 1, 2022.
Basis of Presentation
We currently conduct our business through two operating segments: (i) Autonomy Solutions and (ii) ATS.

Components of Results of Operations
Revenue
Our revenue producing activities are organized in two operating segments: (i) Autonomy Solutions and (ii) ATS.
The Autonomy Solutions segment is engaged in design, manufacturing, and sale of lidar sensors catering mainly to the OEMs in the automobile, commercial vehicle, robo-taxi and adjacent industries. The Autonomy Solutions segment revenue also includes fees earned from non-recurring engineering services provided to customers in connection with customization of our sensor and software products, as well as revenue generated from licensing of certain information.
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
Two customers accounted for 30% and 12% of the Company’s revenue for the three months ended September 30, 2022. Two customers accounted for 25% and 13% of the Company’s revenue for the nine months ended September 30, 2022. Two customers accounted for 63% and 24%, of the Company’s revenue for the three months ended September 30, 2021. Three customers accounted for 38%, 31% and 11% of the Company’s revenue for the nine months ended September 30, 2021.
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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$12,785	$7,978	$4,807	60%	$29,572	$19,600	$9,972	51%
Cost of sales	28,511	10,762	17,749	165%	73,257	26,254	47,003	179%
Gross loss	(15,726)	(2,784)	(12,942)	465%	(43,685)	(6,654)	(37,031)	557%
Operating Expenses:
Research and development	46,308	25,890	20,418	79%	120,358	59,813	60,545	101%
Sales and marketing	10,111	5,868	4,243	72%	26,698	12,010	14,688	122%
General and administrative	42,809	35,603	7,206	20%	110,984	65,113	45,871	70%
Total operating expenses	99,228	67,361	31,867	47%	258,040	136,936	121,104	88%
Loss from operations	(114,954)	(70,145)	(44,809)	64%	(301,725)	(143,590)	(158,135)	110%
Other income (expense), net:
Change in fair value of warrants	(1,231)	17,072	(18,303)	(107)%	6,645	(22,649)	29,294	(129)%
Interest expense and other	(2,660)	(374)	(2,286)	611%	(9,088)	(860)	(8,228)	957%
Interest income and other	1,470	843	627	74%	3,612	1,744	1,868	107%
Total other income (expense), net	(2,421)	17,541	(19,962)	(114)%	1,169	(21,765)	22,934	(105)%
Loss before provision for (benefit from) income taxes	(117,375)	(52,604)	(64,771)	123%	(300,556)	(165,355)	(135,201)	82%
Provision for (benefit from) income taxes	175	(1,264)	1,439	nm	566	(1,262)	1,828	nm
Net loss	$(117,550)	$(51,340)	$(66,210)	129%	$(301,122)	$(164,093)	$(137,029)	84%
Revenue
The following table sets forth a breakdown of our revenue by these segments for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from sales to external customers:
Autonomy Solutions	$6,777	$7,550	$16,854	$17,708
ATS	6,008	428	12,718	1,892
Total	$12,785	$7,978	$29,572	$19,600
The increase in revenue of our ATS segment in the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily driven by an increase in revenue from the Optogration, Inc. and Freedom Photonics LLC (“Freedom Photonics”) acquisitions. The change in revenue of our Autonomy Solutions segment in the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to a decrease in revenue from customization/ non-recurring engineering services as certain projects were completed or are approached completion, offset by an increase in sales of sensors and licensing of certain of our information.
Cost of Sales
The $17.7 million and $47.0 million increases in the cost of sales in the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to costs related to start of commercial production, increase in sales of sensors and increases in customization / NRE services and tooling costs, as well as impairment of inventory and costs associated with industrialization of Iris as we approach closer to series production readiness.
Operating Expenses
Research and Development
The $20.4 million and $60.5 million increases in research and development expenses in the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to:
•a $8.9 million and $25.4 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and
•a $9.0 million and $29.6 million increase in contractor fees and external spend in relation to continued development and testing of our sensor and software products, as well as development activities related to advanced manufacturing.

Sales and Marketing
The $4.2 million and $14.7 million increases in sales and marketing expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to:
•a $2.8 million and $8.7 million increase in personnel related costs including stock-based compensation costs due to increased headcount; and
•a $1.1 million and $4.5 million increase in marketing expenses related to trade shows and presentations in auto industry conventions as well as increased outside consultants costs related to business development activities.
General and Administrative
The $7.2 million increase in general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $10.3 million increase in personnel costs including stock-based compensation costs, offset by a $1.6 million decrease in travel cost and a $0.9 million decrease in legal and other costs.
The $45.9 million increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $41.1 million increase in personnel costs including stock-based compensation costs, driven mainly by increased headcount; a $3.7 million increase in costs associated with being a public company, including audit fees and tax advisory fees; and a $3.6 million increase in legal and other costs associated with our acquisition of Freedom Photonics and certain assets of Solfice Research, Inc. (“Solfice”).
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants.
In January 2022 and April 2022, 1,389,529 and 19,223 Private Warrants were exercised. The non-cash charge related to Private Warrants was $1.2 million for the three months ended September 30, 2022. The non-cash gain related to Private Warrants was $6.6 million for the nine months ended September 30, 2022.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(116,601)	$(69,614)	$(46,987)	67%	$(304,370)	$(142,651)	$(161,719)	113%
ATS	1,868	(787)	2,655	337%	2,866	(1,100)	3,966	361%
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
We expect to continue to invest in our product and software development as well as incur efforts to build customer relations and markets. Further, we expect to invest in developing advanced manufacturing capabilities, both internally as well as with our contract manufacturing partners. For example, in January 2022, we executed an arrangement with Celestica committing approximately $26.9 million for purchase of capital equipment as well as engineering efforts related to manufacturing process. We expect to fund these product and business development initiatives and capital expenditures either through our cash, cash equivalents and marketable securities or through our Stock-in-lieu of Cash Program.
As of September 30, 2022, we had cash and cash equivalents totaling $56.1 million and marketable securities of $497.0 million, totaling $553.1 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.1 billion as of September 30, 2022. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D and other infrastructure investments that we have made and intend to continue to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(133,559)	$(94,256)
Investing activities	$(59,080)	$(143,576)
Financing activities	$(80,760)	$158,161
Operating Activities
Net cash used in operating activities was $133.6 million during the nine months ended September 30, 2022. Net cash used in operating activities was due to our net loss of $301.1 million adjusted for non-cash items of $163.3 million, primarily consisting of $117.9 million of stock-based compensation, $32.5 million of vendor payments in stock in lieu of cash and $6.6 million of change in fair value of warrant liabilities, offset by use of cash for operating assets and liabilities of $4.3 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash used in investing activities of $59.1 million in the nine months ended September 30, 2022 comprised of $363.9 million related to purchases of marketable securities, $11.3 million in capital expenditures, $4.8 million net cash paid for acquisitions of Freedom Photonics and assets from Solfice, and $2.0 million in advances for capital projects and equipment, offset by $68.8 million and $254.1 million, respectively, of cash proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash used in financing activities of $80.8 million in the nine months ended September 30, 2022 was comprised primarily of $80.9 million cash paid for repurchases of shares of Class A common stock and $2.8 million cash paid for employee taxes related to stock-based awards, offset by $2.9 million cash received from exercises of stock options.
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
During the three and nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2021 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
See Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our 2021 Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.
We had cash and cash equivalents, and marketable securities totaling $553.1 million as of September 30, 2022. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2022, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation and for the reasons set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our 2021 Annual Report.
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
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
During the nine months ended September 30, 2022, we continued to initiate and will continue to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:
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
•We have added and we continue to be in the process of adding sufficient number of qualified personnel within our accounting function. In the fourth quarter of 2021, we hired our new Chief Accounting Officer, and in the first nine -months of 2022, we hired our new Corporate Controller, Assistant Corporate Controller, Vice President of Internal Audit, Head of Accounting Operations as well as various other personnel. We will further invest in building an in-house internal audit function and hire further personnel with accounting, financial reporting, and compliance experience as necessary.
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
Changes in Internal Control Over Financial Reporting
Other than the above-mentioned remediation efforts, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 14 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2021 Annual Report. You should carefully consider the Risk Factors discussed in our 2021 Annual Report as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 28, 2022, we issued 353,403 shares of Class A Common Stock in lieu of cash to GVA Mena DWC-LLC for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.
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

Luminar Technologies, Inc.

Date: November 4, 2022	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)