Form 10-Q/A
period 2022-03-31
Luminar Technologies, Inc./DE
filed 2023-02-28
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certification filed as Exhibit 32.1 to Luminar Technologies, Inc’s (the “Company”) Form 10-Q for the quarter ended March 31, 2022, filed on May 6, 2022 (the “Original Filing”) to correct the inadvertent omission of the conformed signature of the Chief Executive Officer and the Chief Financial Officer. The certification was fully executed on May 6, 2022 and was in the Company’s possession at the time of the Original Filing. Other than as set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing.

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

Luminar Technologies, Inc.

Date: February 28, 2023	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)