Form 10-Q
period 2023-03-31
Luminar Technologies, Inc./DE
filed 2023-05-10
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, the registrant had 280,568,075 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding product plans and performance, future growth and financial performance, preliminary purchase price allocations with respect to acquired assets, timing for revenue recognition and validation processes, expectations regarding funding of product and business development initiatives and capital expenditures, and anticipated impacts on our business of the ongoing COVID-19 pandemic and related public health measures. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our lidar products are selected for inclusion in autonomous driving or Advanced Driving Assistance Systems by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics, including Order Book, our future cost of goods sold (COGS) and bill of materials (BOM) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other lidar manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of lidar as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of the ongoing coronavirus pandemic (COVID-19) or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our lidar solutions; market instability exacerbated by geopolitical conflicts, including Russia and China and including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”) under the heading “Risk Factors” and in subsequent reports filed with the SEC which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,933	$69,552
Restricted cash	2,226	1,553
Marketable securities	332,363	419,314
Accounts receivable	21,051	11,172
Inventory	14,918	8,792
Prepaid expenses and other current assets	33,859	44,203
Total current assets	494,350	554,586
Property and equipment, net	78,395	30,260
Operating lease right-of-use assets	20,986	21,244
Intangible assets, net	29,255	22,077
Goodwill	19,879	18,816
Other non-current assets	15,486	40,344
Total assets	$658,351	$687,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,916	$18,626
Accrued and other current liabilities	64,662	52,962
Operating lease liabilities	5,906	5,953
Total current liabilities	100,484	77,541
Warrant liabilities	4,059	3,005
Convertible senior notes	613,001	612,192
Operating lease liabilities, non-current	17,061	16,989
Other non-current liabilities	6,026	4,005
Total liabilities	740,631	713,732
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Class A common stock	30	29
Class B common stock	10	10
Additional paid-in capital	1,647,357	1,558,685
Accumulated other comprehensive loss	(2,000)	(4,226)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(1,415,200)	(1,268,426)
Total stockholders’ deficit	(82,280)	(26,405)
Total liabilities and stockholders’ deficit	$658,351	$687,327
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$7,367	$1,541
Services	7,142	5,314
Total revenue	14,509	6,855
Cost of sales:
Products	19,203	11,818
Services	9,930	4,836
Total cost of sales	29,133	16,654
Gross loss	(14,624)	(9,799)
Operating expenses:
Research and development	69,052	33,109
Sales and marketing	13,729	9,398
General and administrative	44,490	30,025
Total operating expenses	127,271	72,532
Loss from operations	(141,895)	(82,331)
Other income (expense), net:
Change in fair value of warrant liabilities	(1,054)	(3,857)
Interest expense	(1,665)	(3,280)
Interest income	1,905	1,071
Other income (expense)	(4,065)	468
Total other income (expense), net	(4,879)	(5,598)
Loss before provision for income taxes	(146,774)	(87,929)
Provision for income taxes	—	404
Net loss	$(146,774)	$(88,333)
Net loss per share:
Basic and diluted	$(0.40)	$(0.25)
Shares used in computing net loss per share:
Basic and diluted	370,742,917	348,683,836
Comprehensive Income (Loss):
Net loss	$(146,774)	$(88,333)
Net unrealized gain (loss) on available-for-sale debt securities	2,226	(3,648)
Comprehensive income (loss)	$(144,548)	$(91,981)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(39,648)	—	(39,648)
Issuance of Class A common stock upon exercise of Private Warrants	401,365	—	—	—	18,689	—	—	—	18,689
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,117,059	—	—	—	1,085	—	—	—	1,085
Retirement of unvested restricted common stock	(40,763)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	1,424,350	—	—	—	14,613	—	—	—	14,613
Share-based compensation	—	—	—	—	23,657	—	—	—	23,657
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(516)	—	—	—	(516)
Other comprehensive loss	—	—	—	—	—	(3,648)	—	—	(3,648)
Net loss	—	—	—	—	—	—	—	(88,333)	(88,333)
Balance as of March 31, 2022	269,978,536	$27	97,088,670	$10	$1,314,742	$(4,556)	$(275,519)	$(910,820)	$123,884

Balance as of December 31, 2022	291,942,087	$29	97,088,670	$10	$1,558,685	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,715,737	1	—	—	1,038	—	—	—	1,039
Issuance of Class A common stock under the Equity Financing Program (See Note 10)	2,759,689	—	—	—	22,665	—	—	—	22,665
Vendor payments under the stock-in-lieu of cash program	1,627,690	—	—	—	16,741	—	—	—	16,741
Share-based compensation	—	—	—	—	48,800	—	—	—	48,800
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(572)	—	—	—	(572)
Other comprehensive income	—	—	—	—	—	2,226	—	—	2,226
Net loss	—	—	—	—	—	—	—	(146,774)	(146,774)
Balance as of March 31, 2023	301,045,203	$30	97,088,670	$10	$1,647,357	$(2,000)	$(312,477)	$(1,415,200)	$(82,280)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(146,774)	$(88,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,987	805
Amortization of operating lease right-of-use assets	1,610	885
Amortization of premium (discount) on marketable securities	(743)	444
Loss on marketable securities	3,033	—
Change in fair value of private warrants	1,054	3,857
Vendor stock-in-lieu of cash program	5,684	7,848
Amortization of debt discount and issuance costs	809	809
Inventory write-offs and write-downs	5,451	1,356
Share-based compensation	55,954	26,698
Product warranty and other	586	107
Changes in operating assets and liabilities:
Accounts receivable	(9,877)	9,757
Inventories	(11,578)	(768)
Prepaid expenses and other current assets	9,932	(3,300)
Other non-current assets	(4,156)	158
Accounts payable	11,191	5,983
Accrued and other current liabilities	11,651	1,200
Other non-current liabilities	(1,488)	(343)
Net cash used in operating activities	(64,674)	(32,837)
Cash flows from investing activities:
Acquisition of Seagate’s lidar business	(12,608)	—
Purchases of marketable securities	(81,623)	(193,687)
Proceeds from maturities of marketable securities	148,345	91,454
Proceeds from sales/redemptions of marketable securities	20,165	12,842
Purchases of property and equipment	(11,680)	(5,004)
Net cash provided by (used in) investing activities	62,599	(94,395)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	22,665	—
Proceeds from exercise of stock options	1,036	1,092
Payments of employee taxes related to stock-based awards	(572)	(516)
Repurchase of common stock	—	(43,920)
Net cash provided by (used in) financing activities	23,129	(43,344)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,054	(170,576)
Beginning cash, cash equivalents and restricted cash	71,105	330,702
Ending cash, cash equivalents and restricted cash	$92,159	$160,126
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$—	$18,689
Operating lease right-of-use assets obtained in exchange for lease obligations	1,211	5,746
Purchases of property and equipment recorded in accounts payable and accrued liabilities	7,978	1,950
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	2,520	—
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Luminar”) was incorporated in Delaware. Luminar is a global automotive technology company ushering in a new era of vehicle safety and autonomy. Over the past decade, Luminar has been building from the chip-level up, its light detection and ranging sensor, or lidar, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next generation safety and autonomous capabilities for passenger and commercial vehicles as well as other adjacent markets. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “LAZR.”
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on February 28, 2023. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, valuation allowance for deferred tax assets, valuation of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (the Company’s former name) (“Private Warrants”), valuation of assets acquired in mergers and acquisitions including intangible assets, forecasted costs associated with non-recurring engineering (“NRE”) services, product warranty reserves, stock-based compensation expense and other loss contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:
(i) “Autonomy Solutions,” which includes manufacturing and distribution of lidar sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s lidar products, development of software products that enable autonomy capabilities for automotive applications, and licensing of the Company’s intellectual property (“IP”). In January 2023, the Company acquired certain assets from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). Assets purchased from Seagate have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services” (“ATS”), which includes development of application-specific integrated circuits, pixel-based sensors, advanced lasers, as well as designing, testing and providing consulting services for non-standard integrated circuits.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of March 31, 2023 and December 31, 2022 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Three customers accounted for 33%, 23% and 17% of the Company’s accounts receivable as of March 31, 2023. Three customers accounted for 27%, 23% and 11% of the Company’s accounts receivable as of December 31, 2022.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2023.
Recent Accounting Pronouncements Not Yet Effective
The Company has reviewed, or is in the process of evaluating, all issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such accounting pronouncements will cause a material impact on its consolidated financial position, operating results or statements of cash flows.
Note 3. Business Combinations and Acquisitions
Acquisition of Seagate’s Lidar Business
On January 18, 2023, the Company acquired certain assets (including intellectual property (“IP”), equipment and other assets) and employees from Seagate Technology LLC and its affiliates (together “Seagate”). The Company simultaneously licensed IP from Seagate. The aggregate purchase price of $12.6 million for the said acquired assets and the license was paid in cash. The acquired assets and employees comprised Seagate’s lidar development operations and have been combined into the Company’s research and development team. This transaction has been accounted for as a business combination.
Recording of Assets Acquired and Liabilities Assumed
Price allocation includes preliminary estimates of fair value of certain working capital and deferred tax balances. Preliminary estimates of fair values included in the condensed consolidated financial statements are expected to be finalized within a one-year measurement period following the acquisition date after which any subsequent adjustments will be reflected in the consolidated statements of operations.
The following table summarizes the preliminary purchase price allocation to assets acquired (in thousands):

Preliminary Recorded Value
Property plant and equipment	$3,163
Developed Technology (1)	8,240
Goodwill (2)	1,063
Other assets	142
Net assets acquired	$12,608
(1)Technology and IP Licenses were measured using the cost approach. Significant inputs used as part of the valuation of intangible assets include personnel costs, overhead costs, developer’s profit, and expected time to reproduce.
(2)Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected future economic benefits as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The factors that made up the goodwill recognized included workforce and expected synergies derived from the technology application to the Company’s current technological platforms. The entire amount of goodwill is expected to be deductible for tax purposes and is allocated to the Autonomy Solutions segment, which is also deemed the reporting unit.
Identifiable intangible assets recognized (in thousands):

	Useful Life	Preliminary Recorded Value
Developed technology	4 — 6 years	$8,240
The acquired business did not contribute distinct revenues but added additional operating expenses primarily related to personnel-related costs of the hired team of former Seagate employees and related facilities costs in the period from January 18, 2023 to March 31, 2023. Such operating expenses were not material to the operating results of the Company for the three months ended March 31, 2023.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Revenue
The Company’s revenue is comprised of sales of lidar sensors hardware, components, NRE services and licensing of certain information available with the Company.
Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by (1) geographic region based on a customer’s billed to location, and (2) type of good or service and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above, as well as revenue by segment, are as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$13,198	91%	$4,968	73%
Asia Pacific	592	4%	1,860	27%
Europe and Middle East	719	5%	27	—%
Total	$14,509	100%	$6,855	100%
Revenue by timing of recognition:
Recognized at a point in time	$7,358	51%	$1,541	22%
Recognized over time	7,151	49%	5,314	78%
Total	$14,509	100%	$6,855	100%
Revenue by segment:
Autonomy Solutions	$10,673	74%	$5,898	86%
ATS	3,836	26%	957	14%
Total	$14,509	100%	$6,855	100%
Volvo Stock Purchase Warrant
As disclosed in the Company’s 2022 Annual Report, the Company had previously issued certain stock purchase warrants (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones. The fair value of the first tranche of the Volvo Warrants was recorded as a reduction in revenue in 2021. The second tranche of the Volvo warrants will be recorded as reduction in revenue upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles, which had not commenced as of the end of March 31, 2023.
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
The opening and closing balances of contract assets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets, current	$7,904	$15,395
Contract assets, non-current	5,985	2,575
Ending balance	$13,889	$17,970

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The significant changes in contract assets balances consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$17,970	$9,907
Amounts billed that were included in the contract assets beginning balance	(8,414)	(4,228)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	4,333	12,291
Ending balance	$13,889	$17,970
The opening and closing balances of contract liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract liabilities, current	$4,558	$1,993
Contract liabilities, non-current	414	1,015
Ending balance	$4,972	$3,008
The significant changes in contract liabilities balances consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$3,008	$898
Revenue recognized that was included in the contract liabilities beginning balance	(1,492)	(489)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,456	2,599
Ending balance	$4,972	$3,008
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $37.7 million as of March 31, 2023 and includes amounts within contract liabilities. The Company expects to recognize approximately 83% of this revenue over the next 12 months and the remainder thereafter.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$228,254	$27	$(1,392)	$226,889
U.S. agency and government sponsored securities	5,000	—	(25)	4,975
Commercial paper	27,286	—	(84)	27,202
Corporate bonds	73,411	—	(493)	72,918
Asset-backed securities	4,523	—	(33)	4,490
Total debt securities	$338,474	$27	$(2,027)	$336,474
Included in cash and cash equivalents	$29,828	$2	$(3)	$29,827
Included in marketable securities	308,646	25	(2,024)	306,647

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$191,075	$3	$(2,598)	$188,480
U.S. agency and government sponsored securities	4,999	—	(75)	4,924
Commercial paper	74,755	—	(232)	74,523
Corporate bonds	111,123	—	(1,214)	109,909
Asset-backed securities	11,945	—	(110)	11,835
Total debt securities	$393,897	$3	$(4,229)	$389,671
Included in marketable securities	$393,897	$3	$(4,229)	$389,671
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(1,392)	$174,013	$(2,598)	$158,888
U.S. agency and government sponsored securities	(25)	4,975	(75)	4,924
Commercial paper	(84)	27,202	(232)	74,523
Corporate bonds	(493)	72,918	(1,214)	109,909
Asset-backed securities	(33)	4,490	(110)	11,835
Total	$(2,027)	$283,598	$(4,229)	$360,079
As of March 31, 2023, the total amortized cost basis of the Company’s available-for-sale securities exceeded its fair value by $2.0 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each security will be recoverable before the Company is required to sell them or when the security matures. Accordingly, during the three months ended March 31, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income (loss).

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	Condensed Consolidated Balance Sheets Location	March 31, 2023	December 31, 2022
Money market funds(1)	Cash and cash equivalents	$34,202	$42,056
Marketable equity investments(1)	Marketable securities	25,716	29,643
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	4,000	4,000
Total		$63,918	$75,699
(1)    Investments with readily determinable fair values.
(2)    Investment in privately held company without readily determinable fair value.
The Company assesses its non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations.
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$25,904	$27,496
Money market funds	34,202	42,056
U.S. treasury securities	29,827	—
Total cash and cash equivalents	$89,933	$69,552
Inventory
Inventory comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$8,066	$3,614
Work-in-process	3,706	2,329
Finished goods	3,146	2,849
Total inventories, net	$14,918	$8,792
The Company’s inventory write-offs and write-downs (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) was $5.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$14,729	$15,653
Contract assets	7,904	15,395
Advance payments to vendors	5,394	7,919
Other receivables	5,832	5,236
Total prepaid expenses and other current assets	$33,859	$44,203

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$25,817	$14,047
Computer hardware and software	7,978	6,797
Land	1,001	1,001
Leasehold improvements	19,359	885
Vehicles, including demonstration fleet	3,357	3,222
Furniture and fixtures	817	818
Construction in progress	32,143	13,642
Total property and equipment	90,472	40,412
Accumulated depreciation and amortization	(12,077)	(10,152)
Total property and equipment, net	$78,395	$30,260
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) were not material. Construction in progress increased due to increased capital expenditure related to build out of series production equipment and facilities, which are expected to be completed over approximately next 12 months.
Depreciation and amortization expense associated with property and equipment was $1.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	March 31, 2023	December 31, 2022
Beginning of the period	$22,077	$2,424
Additions	8,240	21,890
Amortization	(1,062)	(2,237)
End of the period	$29,255	$22,077
The components of intangible assets were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(867)	$2,863	4.2	$3,730	$(664)	$3,066	4.4
Customer backlog	650	(390)	260	0.7	650	(292)	358	0.9
Tradename	620	(245)	375	3.0	620	(214)	406	3.3
Assembled workforce	130	(130)	—	—	130	(130)	—	—
Developed technology	20,150	(1,893)	18,257	6.3	11,910	(1,163)	10,747	7.5
IPR&D	7,500	—	7,500	—	7,500	—	7,500	—
Total intangible assets	$32,780	$(3,525)	$29,255	5.9	$24,540	$(2,463)	$22,077	6.6
Amortization expense related to intangible assets was $1.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2023 (remaining nine months)	$3,261
2024	4,001
2025	4,001
2026	3,354
2027	3,138
Thereafter	4,000
IPR&D	7,500
Total	$29,255
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business (see Note 3)	1,063	—	1,063
Balance as of March 31, 2023	$1,750	$18,129	$19,879
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Security deposits	$5,078	$5,495
Non-marketable equity investment	4,000	4,000
Advance payment for capital projects	—	27,683
Contract assets	5,985	2,575
Other non-current assets	423	591
Total other non-current assets	$15,486	$40,344
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$21,639	$16,682
Accrued expenses	24,592	22,358
Warranty reserves	4,170	3,584
Contract liabilities	4,558	1,993
Accrued interest payable	2,286	359
Contract losses	6,890	7,526
Other	527	460
Total accrued and other current liabilities	$64,662	$52,962
During the three months ended March 31, 2023 and 2022, the Company recorded $3.3 million and $0.4 million, respectively, in cost of sales (services) estimated losses expected to be incurred on NRE projects with certain customers. The estimated contract losses recorded were primarily a result of (a) changes in estimates related to costs expected to be incurred for contractual milestones based on actual experience on similar projects and (b) changes in scope of project deliverables agreed upon with the respective customers during the year.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Convertible Senior Notes and Capped Call Transactions
In December 2021, the Company issued $625.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2026 in a private placement, which included $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the option granted to the initial purchasers to purchase additional notes (collectively, the “Convertible Senior Notes”). The interest on the Convertible Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The Convertible Senior Notes will mature on December 15, 2026, unless repurchased or redeemed earlier by the Company or converted pursuant to their terms.
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of March 31, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The Company currently intends to settle the principal amount of its outstanding Convertible Senior Notes in cash and any excess in shares of the Company’s Class A common stock.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has classified the Convertible Senior Notes as a non-current liability under the guidance in ASC 470-20, as amended by ASU 2020-06. Debt discount and issuance costs aggregating approximately $16.2 million were initially recorded as a reduction to the principal amount of the Convertible Senior Notes and is being amortized as interest expense on a straight line basis over the contractual terms of the notes. The Company estimates that the difference between amortizing the debt discounts and the issuance costs using the straight line method as compared to using the effective interest rate method is immaterial.
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(11,999)	(12,808)
Net carrying amount	$613,001	$612,192
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,926	$1,926
Amortization of debt discount and issuance costs	809	809
Total interest expense	$2,735	$2,735
The remaining term over which the debt discount and issuance costs will be amortized is 3.71 years. Interest expense of $1.9 million and $1.9 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.
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
Note 8. Fair Value Measurements
As of March 31, 2023, the Company carried cash equivalents, marketable investments and Private Warrants that are measured at fair value on a recurring basis.
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2022. As of March 31, 2023, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 2.68 years, volatility of 81.1% and a risk-free rate of 3.89%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2022	$3,005
Change in fair value of outstanding warrants	1,054
Balance as of March 31, 2023	$4,059
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,202	$—	$—	$34,202
U.S. treasury securities	29,827	—	—	29,827
Total cash equivalents	$64,029	$—	$—	$64,029
Marketable investments:
U.S. treasury securities	$197,062	$—	$—	$197,062
U.S. agency and government sponsored securities	—	4,975	—	4,975
Commercial paper	—	27,202	—	27,202
Corporate bonds	—	72,918	—	72,918
Asset-backed securities	—	4,490	—	4,490
Marketable equity investments	25,716	—	—	25,716
Total marketable investments	$222,778	$109,585	$—	$332,363
Liabilities:
Private Warrants	$—	$—	$4,059	$4,059

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value (in thousands) Measured as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,056	$—	$—	$42,056
Total cash equivalents	$42,056	$—	$—	$42,056
Marketable investments:
U.S. treasury securities	$188,480	$—	$—	$188,480
U.S. agency and government sponsored securities	—	4,924	—	4,924
Commercial paper	—	74,523	—	74,523
Corporate bonds	—	109,909	—	109,909
Asset-backed securities	—	11,835	—	11,835
Marketable equity investments	29,643	—	—	29,643
Total marketable investments	$218,123	$201,191	$—	$419,314
Liabilities:
Private Warrants	$—	$—	$3,005	$3,005
The Company’s non-marketable equity investment, measured at fair value on a non-recurring basis, is classified within Level 3 in the fair value hierarchy because the Company estimated the value based on valuation methods which included unobservable inputs including projections received from Robotic Research, market conditions, preference rights, etc. of the investment the Company holds. See Note 5 for further information on the Company’s non-marketable equity investment.
As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $416.9 million and $352.5 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
The fair value of Company’s other financial instruments, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s finance leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.
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
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(146,774)	$(88,333)
Denominator:
Weighted average common shares outstanding—Basic	370,742,917	348,683,836
Weighted average common shares outstanding—Diluted	370,742,917	348,683,836
Net loss per share attributable to common shareholders—Basic and Diluted	$(0.40)	$(0.25)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of March 31, 2023:

March 31, 2023
Warrants	5,757,549
Stock-based awards—Equity classified	36,303,214
Stock-based awards—Liability classified	11,365,535
Vendor stock-in-lieu of cash program	816,705
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	94,129,436
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of March 31, 2023 was less than the initial conversion price.
Note 10. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of March 31, 2023, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of March 31, 2023, the Company had 301,045,203 shares issued and 279,181,753 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
Equity Financing Program
On February 28, 2023, the Company entered into an agreement (the “Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to $75.0 million through an equity offering program under which the Agent will act as sales agent (the “Equity Financing Program”). The Company intends to use the net proceeds from offerings under the Equity Financing Program primarily for expenditures or payments in connection with strategic merger and acquisition opportunities, as well as potential strategic investments, partnerships and similar transactions.
Under the Sales Agreement, the Company sets the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market.
The Company issued 2,759,689 shares of Class A common stock under the Equity Financing Program during the three months ended March 31, 2023 for net proceeds of $22.7 million. As of March 31, 2023, $52.1 million of Class A common stock was available for sale under the program.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Private Warrants
The Company had 1,668,269 Private Warrants outstanding as of December 31, 2022. No Private Warrants were exercised in the three months ended March 31, 2023. The Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
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
During the three months ended March 31, 2023, the Company issued 1,627,690 shares of Class A common stock as part of the Stock-in-lieu of Cash Program, including 1,564,822 shares of Class A common stock in lieu of cash to a certain vendor for purchases of certain hardware, software and data labeling services pursuant to a private placement.
As of March 31, 2023, the Company had a total of $11.6 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,047,151	$11.90
Granted	1,627,690	6.43
Vested	(1,976,031)	7.02
Unvested shares as of March 31, 2023	698,810	12.96
Note 11. Stock-based Compensation
Prior to becoming a publicly traded entity, the Company issued incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee consultants under its 2015 Stock Plan (the “2015 Plan”). Since the closing of the business combination between Gores Metropoulos, Inc. and Luminar Technologies, Inc. on December 2, 2020 (the “Business Combination”), the Company has not issued any new stock-based awards under the 2015 Plan.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s stock option activity for the three months ended March 31, 2023 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2022	8,162,850	$1.74
Exercised	(622,042)	1.67
Cancelled/Forfeited	(155,430)	1.67
Outstanding as of March 31, 2023	7,385,378	1.74	6.73	$35,694
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 was $3.8 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of the options vested was $1.1 million during the three months ended March 31, 2023.
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
The Company’s RSAs activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	64,486	$1.29
Vested	(52,826)	1.30
Outstanding as of March 31, 2023	11,660	1.29
Restricted Stock units
Since the closing of the Business Combination, the Company has granted restricted stock units (“RSUs”) under the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan). Each RSU granted under the Amended 2020 Plan represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The Company has granted certain performance-based equity awards that vest upon achievement of certain performance milestones. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.
The Company’s RSUs activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	25,594,035	$12.66
Granted	9,124,995	7.81
Forfeited	(664,787)	13.15
Vested	(3,868,826)	12.60
Outstanding as of March 31, 2023	30,185,417	11.19
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs out of the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to four years. These awards represent a fixed dollar

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $2.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
Optogration Milestone Awards
As part of the acquisition of Optogration, Inc. in August 2021, the Company owed up to $22.0 million of post combination compensation related to certain service and performance conditions (“Optogration Milestone Awards”). In August 2022, the Company issued 1,632,056 shares of Class A common stock for $11.0 million of the Optogration Milestone Awards due to achievement of the service and performance conditions. As of March 31, 2023, it is probable that the service and performance conditions for the remaining $11.0 million obligation will be met.
Freedom Photonics Awards
As part of the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022, the Company owes up to $28.3 million of post combination compensation related to certain service and performance conditions. As of March 31, 2023, it is probable that the remaining conditions will be met.
Solfice Awards
The Company owes up to $0.7 million of compensation related to certain service and performance conditions related to the acquisition of certain assets from Solfice Research, Inc. in June 2022. As of March 31, 2023, it is probable that the conditions will be met.
Management Awards
On May 2, 2022, the Board granted an award of 10.8 million RSUs to Austin Russell, the Company’s Chief Executive Officer. The grant date fair value per share of the award granted to Mr. Russell was $8.70 per share. On August 19, 2022, the Board granted 500,000 RSUs to each of Thomas Fennimore, the Company’s Chief Financial Officer, and Alan Prescott, the Company’s Chief Legal Officer. The grant date fair value per share of the awards granted to Mr. Fennimore and Mr. Prescott was $6.12 per share.
These awards to Mr. Russell, Mr. Fennimore and Mr. Prescott are subject to all of the following vesting conditions:
•Public Market condition: Achievement of three stock price milestones: $50 or more, $60 or more, and $70 or more. The stock price will be measured based on the volume-weighted average price per share for 90 consecutive trading days;
•Service condition: Approximately 7-years of vesting; and
•Performance condition: Start of production for at least one series production program.
On March 16, 2023, the Board granted a $12.0 million stock-price based award to the Company’s Executive Vice President & General Manager that vests in six tranches of $2.0 million, upon achievement of the six stock price milestones of $20, $25, $30, $40, $50 and $60 based on 90 trading day volume-weighted average price of a share of common stock over a 7.0 years performance period. The grant date fair value per share of the award granted to the said executive was $8.58 per share.
The Company measured the compensation cost for the above management awards using a Monte Carlo simulation model and recorded $5.7 million in stock-based compensation expense related to these awards in the three months ended March 31, 2023.
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$2,662	$1,786
Research and development	17,471	7,102
Sales and marketing	5,828	2,868
General and administrative	29,993	14,942
Total	$55,954	$26,698

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity Classified Awards:
Stock options	$727	$522
RSAs	60	(166)
RSUs	38,332	21,509
Management awards	5,659	—
ESPP	403	—
Liability Classified Awards:
Equity settled fixed value	2,881	1,780
Optogration	2,581	3,053
Freedom Photonics	4,555	—
Other	756	—
Total	$55,954	$26,698
Note 12. Income Taxes
Provision for income taxes for the three months ended March 31, 2023 and 2022 was $— million and $0.4 million, respectively. The effective tax rate was 0.0% and 0.5% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
Note 13. Leases
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through November 2028. In March 2023, the Company entered into a lease agreement commencing on November 1, 2023 for a term of 61 months through November 2028. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
The components of lease expenses were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,972	$1,116
Variable lease cost	516	385
Total operating lease cost	$2,488	$1,501
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(1,695)	$(1,314)
Right of use assets obtained in exchange for lease obligations:
Operating leases	1,211	5,746

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$20,986	$21,244
Operating lease liabilities:
Operating lease liabilities, current	$5,906	$5,953
Operating lease liabilities, non-current	17,061	16,989
Total operating lease liabilities	$22,967	$22,942
Weighted average remaining terms were as follows (in years):

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	4.38	4.43
Weighted average discount rates were as follows:

	March 31, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.65%	5.45%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2023 (remaining nine months)	$4,759
2024	5,400
2025	5,477
2026	5,016
2027	4,208
2028	1,363
Total lease payments	26,223
Less: imputed interest	(3,256)
Total leases liabilities	$22,967
Note 14. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $81.3 million as of March 31, 2023.
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended March 31, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$10,673	$3,836	$14,509	$—	$14,509
Revenues from internal customer	4,555	4,550	9,105	(9,105)	—
Total revenue	$15,228	$8,386	$23,614	$(9,105)	$14,509
Depreciation and amortization	$2,326	$661	$2,987	$—	$2,987
Operating income (loss)	(141,584)	(596)	(142,180)	285	(141,895)
Other significant items:
Segment assets	735,264	64,157	799,421	(141,070)	658,351
Inventories, net	14,477	479	14,956	(38)	14,918

	Three Months Ended March 31, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$5,898	$957	$6,855	$—	$6,855
Revenues from internal customer	2,361	2,156	4,517	(4,517)	—
Total revenue	$8,259	$3,113	$11,372	$(4,517)	$6,855
Depreciation and amortization	$544	$261	$805	$—	$805
Operating income (loss)	(82,177)	270	(81,907)	(424)	(82,331)
Other significant items:
Segment assets	815,160	10,992	826,152	(18,352)	807,800
Inventories, net	9,813	199	10,012	—	10,012
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
Two customers accounted for 28% and 24% of the Company’s revenue for the three months ended March 31, 2023. Two customers accounted for 52% and 23% of the Company’s revenue for the three months ended March 31, 2022.
Note 16. Subsequent Event
On May 8, 2023, the Company entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly-owned subsidiary of TPK Universal Solutions Limited, for a cash purchase price of $10 million pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Additionally, the Company granted an

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
option to purchase 1,652,892 additional shares of Class A common stock worth $10 million within 90 days following the date of the agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2022 Annual Report and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
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
Acquisition of Seagate’s Lidar Business
On January 18, 2023, we completed our purchase of certain assets (including intellectual property (“IP”), equipment and other assets) and employees from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). These assets are expected to secure intellectual property and workforce as part of the development of our lidar technology. This transaction has been accounted for as a business combination.
COVID-19 Impact
The COVID-19 pandemic and any new developments relating to COVID-19 could adversely impact certain aspects of our business, including product development and industrialization initiatives, timing of shipment of products and provision of services to customers, supply chain, and may impact our financial position and results of operations. We are unable to predict at this time the potential adverse impacts. For more information on our operations and risks related to health epidemics, including the COVID-19 pandemic, see Item 1A. Risk Factors in our 2022 Annual Report.
Industrialization Update
We are executing our industrialization plan in conjunction with our automaker partners. In the first quarter of 2023, we brought online a new dedicated, highly-automated, high volume manufacturing facility in Mexico. The new facility, built in conjunction with our contract manufacturing partner Celestica, is expected to complete a rigorous validation process throughout the second half of 2023. Also in the first quarter of 2023, we opened a new long-range test and validation facility built for the highest automotive test and validation requirements of automotive OEMs for series production.
Business Updates
In the first quarter of 2023, we announced the expansion of our partnership with Mercedes-Benz. Mercedes-Benz now plans to integrate our next generation of our lidar, Iris+, and the associated technology across a broad range of its next-generation production vehicle lines by mid-decade.
In addition, Polestar announced plans to expand the integration of our technology onto the Polestar 5. This expanded partnership provides a foundation to further collaborate on lidar integration and design on Polestar’s future vehicles.
We have also established new exclusive commercial agreements with Scale AI, Inc. and Pony.ai, Inc. Additionally, we announced an insurance initiative in partnership with Swiss Re intended to demonstrate the effectiveness of lidar-equipped safety systems to reduce insurance losses and develop insurance products that may potentially enable consumers to access these savings and improve the accessibility of our technology.
Given the customary business practices in the automotive industry, the rapidly changing nature of the markets in which we compete and that lidar is new, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item IA of Part I in our 2022 Annual Report.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. We have eliminated intercompany accounts and transactions.
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
Two customers accounted for 28% and 24% of the Company’s revenue for the three months ended March 31, 2023. Two customers accounted for 52% and 23% of the Company’s revenue for the three months ended March 31, 2022.
Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our lidar sensors, which primarily consists of personnel-related costs including stock-based compensation expense for personnel engaged in manufacturing, engineering, and material purchases from third-party contract manufacturers and suppliers which are directly associated with our manufacturing process. Cost of sales includes cost of providing services to customers, depreciation and amortization for manufacturing fixed assets or equipment, cost of components, product testing and launch-related costs, an allocated portion of overhead, facility and information technology (“IT”) costs, write downs for excess and obsolete inventory and shipping costs.
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
Interest Income and Other, and Interest Expense and Other
Interest income and other consists primarily of income earned on our cash equivalents and marketable securities. These amounts will vary based on our cash, cash equivalents and marketable securities balances, and also with market rates. It also includes realized gains and losses related to the marketable securities, as well as impact of gains and losses related to foreign exchange transactions, and impairment of investments and certain other assets. Interest expense and other consisted primarily of interest on convertible senior notes.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$14,509	$6,855	$7,654	112%
Cost of sales	29,133	16,654	12,479	75%
Gross loss	(14,624)	(9,799)	(4,825)	49%
Operating Expenses:
Research and development	69,052	33,109	35,943	109%
Sales and marketing	13,729	9,398	4,331	46%
General and administrative	44,490	30,025	14,465	48%
Total operating expenses	127,271	72,532	54,739	75%
Loss from operations	(141,895)	(82,331)	(59,564)	72%
Other income (expense), net:
Change in fair value of warrants	(1,054)	(3,857)	2,803	(73)%
Interest expense	(1,665)	(3,280)	1,615	(49)%
Interest income	1,905	1,071	834	78%
Other income (expense)	(4,065)	468	(4,533)	n/m
Total other income (expense), net	(4,879)	(5,598)	719	(13)%
Loss before provision for income taxes	(146,774)	(87,929)	(58,845)	67%
Provision for income taxes	—	404	(404)	nm
Net loss	$(146,774)	$(88,333)	$(58,441)	66%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from sales to external customers:
Autonomy Solutions	$10,673	$5,898
ATS	3,836	957
Total	$14,509	$6,855
The increase in revenue of our Autonomy Solutions segment in the three months ended March 31, 2023 compared to the same period in 2022 was due to an increase in sales of sensors. The increase in revenue of our ATS segment in the three months ended March 31, 2023 compared to the same period in 2022 primarily resulted from the acquisition Freedom Photonics LLC (“Freedom Photonics”).
Cost of Sales
The $12.5 million increase in the cost of sales in the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to costs associated with increase in sales of sensors, accrual for loss in certain NRE arrangements, industrialization of Iris as we approach closer to series production readiness and impairment of inventory due to changes in design of our sensors as we get closer to series production.
Operating Expenses
Research and Development
The $35.9 million increase in research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
•a $16.5 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and
•a $17.5 million increase in purchased supplies, contractor fees and external spend in relation to continued development and testing of our sensor and software products, development activities related to advanced manufacturing as well as data labeling services.

Sales and Marketing
The $4.3 million increase in sales and marketing expenses for the three months ended March 31, 2023 compared to the same period in 2022 were primarily due to:
•a $3.3 million increase in personnel related costs including stock-based compensation costs due to increased headcount; and
•a $0.7 million increase in marketing expenses related to trade shows and presentations in auto industry conventions as well as increased costs for outside consultants related to business development activities.
General and Administrative
The $14.5 million increase in general and administrative expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $17.0 million increase in personnel costs, including stock-based compensation costs, partially offset by a $1.9 million decrease in legal, outside consultants, contractors and other costs.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants.
The non-cash gain related to warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”) was $1.1 million for the three months ended March 31, 2023.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(141,584)	$(82,177)	$(59,407)	72%
ATS	(596)	270	(866)	321%
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
We expect to continue to invest in our product and software development as well as incur efforts to build customer relations and markets. Further, we expect to invest in developing advanced manufacturing capabilities, both, internally as well as with our contract manufacturing partners. We expect to fund these product and business development initiatives and capital expenditures either through our cash, cash equivalents and marketable securities or through issuance of shares of our Class A common stock to vendors and third parties for services provided (“Stock-in-lieu of Cash Program”).
On February 28, 2023, we entered into an agreement (the “Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A Common Stock with aggregate gross sales proceeds of up to $75,000,000 through an equity offering program under which Virtu Americas LLC will act as sales agent (the “Equity Financing Program”). We intend to use the net proceeds from offerings under the Equity

Financing Program primarily for expenditures or payments in connection with strategic merger and acquisition opportunities, as well as potential strategic investments, partnerships and similar transactions.
Under the Sales Agreement, we set the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market.
We issued 2,759,689 shares of Class A common stock under the Equity Financing Program during the three months ended March 31, 2023 for net proceeds of $22.7 million. As of March 31, 2023, $52.1 million of Class A Common Stock was available for sale under the program.
As of March 31, 2023, we had cash and cash equivalents totaling $89.9 million and marketable securities of $332.4 million, totaling $422.3 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as the increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of March 31, 2023. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months and until we expect to begin series production.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(64,674)	$(32,837)
Investing activities	62,599	(94,395)
Financing activities	23,129	(43,344)
Operating Activities
Net cash used in operating activities was $64.7 million during the three months ended March 31, 2023. Net cash used in operating activities was due to our net loss of $146.8 million adjusted for non-cash items of $76.4 million, primarily consisting of $56.0 million of stock-based compensation, $5.7 million of vendor payments in stock in lieu of cash, $5.5 million of inventory write-offs and write-downs, $3.0 million of loss on marketable securities, $3.0 million of depreciation and amortization and $1.1 million of change in fair value of warrant liabilities, and cash provided by operating assets and liabilities of $5.7 million due to the timing of cash receipts from customers and cash payments to vendors.
Investing Activities
Net cash provided by investing activities of $62.6 million in the three months ended March 31, 2023 was comprised of cash proceeds from sales and maturities of marketable securities of $20.2 million and $148.3 million, respectively, offset by $81.6 million related to purchases of marketable securities, $11.7 million in cash spent for capital expenditures, and $12.6 million cash paid for acquisition of certain assets of Seagate.
Financing Activities
Net cash provided by financing activities of $23.1 million in the three months ended March 31, 2023 was comprised primarily of $22.7 million cash received from sale and issuance of shares of Class A common stock under the Equity Financing Program and $1.0 million cash received from exercises of stock options, offset by and $0.6 million cash paid for employee taxes related to stock-based awards.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements.
During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2022 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
See Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For a discussion of market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
We had cash and cash equivalents, and marketable securities totaling $422.3 million as of March 31, 2023. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of March 31, 2023, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 14 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2022 Annual Report. You should carefully consider the Risk Factors discussed in our 2022 Annual Report as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 2, 2023, we issued 1,564,822 shares of Class A common stock in lieu of cash to a certain vendor for purchases of certain hardware, software and data labeling services. The shares were issued pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 3.02 – Unregistered Sales of Equity Securities.
On May 8, 2023, we entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly-owned subsidiary of TPK Universal Solutions Limited, for a cash purchase price of $10 million, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10 million within 90 days following the date of the agreement.
On May 9, 2023, we issued 401,546 shares of Class A common stock to a certain service provider for services pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company (as amended on March 17. 2023).	8-K	001-38791	3.1	03/21/23

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

Luminar Technologies, Inc.

Date: May 9, 2023	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)