Form 10-Q
period 2023-06-30
Luminar Technologies, Inc./DE
filed 2023-08-08
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the registrant had 293,291,160 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding product plans and performance, future growth and financial performance, purchase price allocations with respect to acquired assets, anticipated cost efficiencies associated with locating certain manufacturing assembly activities in the new Mexico manufacturing facility and timing for completion of validation processes with respect to the facility, timing for revenue recognition and validation processes, expectations regarding funding of product and business development initiatives and capital expenditures, and anticipated impacts on our business of COVID-19 and related public health measures. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our lidar products are selected for inclusion in autonomous driving or Advanced Driving Assistance Systems by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics, including Order Book, our future cost of goods sold (COGS) and bill of materials (BOM) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other lidar manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of lidar as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of COVID-19 or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our lidar solutions; market instability exacerbated by geopolitical conflicts, including Russia and China and including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”) under the heading “Risk Factors” and in subsequent reports filed with the SEC which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,115	$69,552
Restricted cash	2,381	1,553
Marketable securities	276,678	419,314
Accounts receivable	16,809	11,172
Inventory	20,317	8,792
Prepaid expenses and other current assets	29,949	44,203
Total current assets	435,249	554,586
Property and equipment, net	79,144	30,260
Operating lease right-of-use assets	21,043	21,244
Intangible assets, net	28,157	22,077
Goodwill	19,879	18,816
Other non-current assets	16,302	40,344
Total assets	$599,774	$687,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,909	$18,626
Accrued and other current liabilities	66,039	52,962
Operating lease liabilities	6,071	5,953
Total current liabilities	94,019	77,541
Warrant liabilities	4,033	3,005
Convertible senior notes	613,810	612,192
Operating lease liabilities, non-current	16,701	16,989
Other non-current liabilities	358	4,005
Total liabilities	728,921	713,732
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Class A common stock	31	29
Class B common stock	10	10
Additional paid-in capital	1,741,053	1,558,685
Accumulated other comprehensive loss	(808)	(4,226)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(1,556,956)	(1,268,426)
Total stockholders’ deficit	(129,147)	(26,405)
Total liabilities and stockholders’ deficit	$599,774	$687,327
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$9,923	$1,798	$17,290	$3,339
Services	6,274	8,134	13,416	13,448
Total revenue	16,197	9,932	30,706	16,787
Cost of sales:
Products	25,059	16,987	44,262	28,805
Services	9,473	11,105	19,403	15,941
Total cost of sales	34,532	28,092	63,665	44,746
Gross loss	(18,335)	(18,160)	(32,959)	(27,959)
Operating expenses:
Research and development	67,483	40,941	136,535	74,050
Sales and marketing	15,654	7,189	29,383	16,587
General and administrative	42,420	38,150	86,910	68,175
Total operating expenses	125,557	86,280	252,828	158,812
Loss from operations	(143,892)	(104,440)	(285,787)	(186,771)
Other income (expense), net:
Change in fair value of warrant liabilities	26	11,733	(1,028)	7,876
Interest expense	(1,273)	(3,148)	(2,938)	(6,428)
Interest income	1,605	1,346	3,510	2,417
Other income (expense)	1,787	(743)	(2,278)	(275)
Total other income (expense), net	2,145	9,188	(2,734)	3,590
Loss before provision for (benefit from) income taxes	(141,747)	(95,252)	(288,521)	(183,181)
Provision for (benefit from) income taxes	9	(13)	9	391
Net loss	$(141,756)	$(95,239)	$(288,530)	$(183,572)
Net loss per share:
Basic and diluted	$(0.37)	$(0.27)	$(0.77)	$(0.52)
Shares used in computing net loss per share:
Basic and diluted	382,424,675	352,054,529	376,616,066	350,378,494
Comprehensive Loss:
Net loss	$(141,756)	$(95,239)	$(288,530)	$(183,572)
Net unrealized gain (loss) on available-for-sale debt securities	1,192	(1,449)	3,418	(5,097)
Comprehensive loss	$(140,564)	$(96,688)	$(285,112)	$(188,669)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	269,978,536	$27	97,088,670	$10	$1,314,742	$(4,556)	$(275,519)	$(910,820)	$123,884
Shares repurchased	—	—	—	—	—	—	(36,958)	—	(36,958)
Issuance of Class A common stock upon exercise of Private Warrants	4,387	—	—	—	314	—	—	—	314
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,068,339	—	—	—	659	—	—	—	659
Retirement of unvested restricted common stock	(2,793)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	7,612,315	1	—	—	29,144	—	—	—	29,145
Consideration related to acquisitions	2,550,398	—	—	—	33,871	—	—	—	33,871
Share-based compensation	—	—	—	—	35,542	—	—	—	35,542
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,208)	—	—	—	(1,208)
Other comprehensive loss	—	—	—	—	—	(1,449)	—	—	(1,449)
Net loss	—	—	—	—	—	—	—	(95,239)	(95,239)
Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561

Balance as of March 31, 2023	301,045,203	$30	97,088,670	$10	$1,647,357	$(2,000)	$(312,477)	$(1,415,200)	$(82,280)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,009,392	—	—	—	610	—	—	—	610
Issuance of Class A common stock under employee stock purchase plan (“ESPP”)	272,524	—	—	—	1,406	—	—	—	1,406
Issuance of Class A common stock under the Equity Financing Program	1,005,603	—	—	—	6,939	—	—	—	6,939
Issuance of Class A common stock to a wholly owned subsidiary of TPK Universal Solutions Limited (“TPK”)	1,652,892	—	—	—	10,000	—	—	—	10,000
Vendor payments under the stock-in-lieu of cash program	4,487,402	1	—	—	16,853	—	—	—	16,854
Milestone awards related to acquisitions	1,415,613	—	—	—	9,320	—	—	—	9,320
Share-based compensation	—	—	—	—	48,568	—	—	—	48,568
Other comprehensive income	—	—	—	—	—	1,192	—	—	1,192
Net loss	—	—	—	—	—	—	—	(141,756)	(141,756)
Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(76,606)		(76,606)
Issuance of Class A common stock upon exercise of Private Warrants	405,752	—	—	—	19,003	—	—	—	19,003
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,185,398	—	—	—	1,744	—	—	—	1,744
Retirement of unvested restricted common stock	(43,556)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	9,036,665	1	—	—	43,757	—	—	—	43,758
Consideration related to acquisitions	2,550,398	—	—	—	33,871	—	—	—	33,871
Share-based compensation	—	—	—	—	59,199	—	—	—	59,199
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,724)	—	—	—	(1,724)
Other comprehensive loss	—	—	—	—	—	(5,097)	—	—	(5,097)
Net loss	—	—	—	—	—	—	—	(183,572)	(183,572)
Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561

Balance as of December 31, 2022	291,942,087	$29	97,088,670	$10	$1,558,685	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	8,725,129	1	—	—	1,648	—	—	—	1,649
Issuance of Class A common stock under ESPP	272,524	—	—	—	1,406	—	—	—	1,406
Issuance of Class A common stock under the Equity Financing Program	3,765,292	—	—	—	29,604	—	—	—	29,604
Issuance of Class A common stock to a wholly owned subsidiary of TPK	1,652,892	—	—	—	10,000	—	—	—	10,000
Vendor payments under the stock-in-lieu of cash program	6,115,092	1	—	—	33,594	—	—	—	33,595
Milestone awards related to acquisitions	1,415,613	—	—	—	9,320	—	—	—	9,320
Share-based compensation	—	—	—	—	97,368	—	—	—	97,368
Payments of employee taxes related to stock-based awards	—	—	—	—	(572)	—	—	—	(572)
Other comprehensive income	—	—	—	—	—	3,418	—	—	3,418
Net loss	—	—	—	—	—	—	—	(288,530)	(288,530)
Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(288,530)	$(183,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,536	2,544
Amortization of operating lease right-of-use assets	3,303	2,139
Amortization of premium (discount) on marketable securities	(1,611)	919
Loss on marketable securities	1,859	—
Change in fair value of private warrants	1,028	(7,876)
Vendor stock-in-lieu of cash program	21,114	19,916
Amortization of debt discount and issuance costs	1,618	1,618
Inventory write-offs and write-downs	13,432	4,778
Share-based compensation	115,149	65,323
Product warranty and other	3,084	171
Changes in operating assets and liabilities:
Accounts receivable	(5,635)	7,038
Inventories	(24,958)	(2,814)
Prepaid expenses and other current assets	13,858	(2,417)
Other non-current assets	(5,287)	(532)
Accounts payable	3,761	7,392
Accrued and other current liabilities	10,927	1,106
Other non-current liabilities	(8,631)	(931)
Net cash used in operating activities	(137,983)	(85,198)
Cash flows from investing activities:
Acquisition of Freedom Photonics LLC (net of cash acquired)	—	(2,759)
Acquisition of certain assets from Solfice	—	(2,001)
Acquisition of Seagate’s lidar business	(12,608)	—
Purchases of marketable securities	(171,118)	(270,440)
Proceeds from maturities of marketable securities	277,771	147,053
Proceeds from sales/redemptions of marketable securities	39,152	50,315
Purchases of property and equipment	(16,831)	(7,491)
Advances for capital projects and equipment	—	(1,673)
Net cash provided by (used in) investing activities	116,366	(86,996)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	29,604	—
Proceeds from issuance of Class A common stock to a wholly owned subsidiary of TPK	10,000	—
Proceeds from exercise of stock options	1,570	1,791
Proceeds from sale of Class A common stock under ESPP	1,406	—
Payments of employee taxes related to stock-based awards	(572)	(1,724)
Repurchase of common stock	—	(80,878)
Net cash provided by (used in) financing activities	42,008	(80,811)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,391	(253,005)
Beginning cash, cash equivalents and restricted cash	71,105	330,702
Ending cash, cash equivalents and restricted cash	$91,496	$77,697
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,906	$3,863
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$—	$19,003
Operating lease right-of-use assets obtained in exchange for lease obligations	2,948	9,993
Purchases of property and equipment recorded in accounts payable and accrued liabilities	5,439	2,630
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	4,245	10,293
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. (together with its wholly owned subsidiaries, the “Company” or “Luminar”) is incorporated in Delaware. Luminar is a global automotive technology company ushering in a new era of vehicle safety and autonomy. Over the past decade, Luminar has been building from the chip-level up, its light detection and ranging sensor, or lidar, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next generation safety and autonomous capabilities for passenger and commercial vehicles as well as other adjacent markets. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “LAZR.”
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, useful life of long-lived assets, valuation allowance for deferred tax assets, valuation of warrants issued in a private placement (“Private Warrants”), valuation of assets acquired in mergers and acquisitions including intangible assets, forecasted costs associated with non-recurring engineering (“NRE”) services, product warranty reserves, stock-based compensation expense and other loss contingencies. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of June 30, 2023 and December 31, 2022 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. One customer accounted for 54% of the Company’s accounts receivable as of June 30, 2023. Three customers accounted for 27%, 23% and 11% of the Company’s accounts receivable as of December 31, 2022.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2023.
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
Recording of Assets Acquired
Price allocation includes estimates of fair value of certain working capital and deferred tax balances. During the quarter ended June 30, 2023, the Company finalized its determination relating to the fair value of assets acquired from Seagate. The following table summarizes the purchase price allocation to assets acquired (in thousands):

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
Identifiable intangible assets recognized (in thousands):

	Useful Life	Recorded Value
Developed technology	4 — 6 years	$8,240
The acquired business did not contribute distinct revenues but added additional operating expenses primarily related to personnel-related costs of the hired team of former Seagate employees and related facilities costs in the period from January 18, 2023 to June 30, 2023. Such operating expenses were not material to the operating results of the Company for the three and six months ended June 30, 2023.

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

	Three Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$13,776	85%	$8,716	88%
Asia Pacific	393	2%	932	9%
Europe and Middle East	2,028	13%	284	3%
Total	$16,197	100%	$9,932	100%
Revenue by timing of recognition:
Recognized at a point in time	$9,932	61%	$1,798	18%
Recognized over time	6,265	39%	8,134	82%
Total	$16,197	100%	$9,932	100%
Revenue by segment:
Autonomy Solutions	$9,738	60%	$4,179	42%
ATS	6,459	40%	5,753	58%
Total	$16,197	100%	$9,932	100%

	Six Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$26,974	88%	$13,684	81%
Asia Pacific	985	3%	2,792	17%
Europe and Middle East	2,747	9%	311	2%
Total	$30,706	100%	$16,787	100%
Revenue by timing of recognition:
Recognized at a point in time	$17,290	56%	$3,339	20%
Recognized over time	13,416	44%	13,448	80%
Total	$30,706	100%	$16,787	100%
Revenue by segment:
Autonomy Solutions	$20,411	66%	$10,077	60%
ATS	10,295	34%	6,710	40%
Total	$30,706	100%	$16,787	100%
Volvo Stock Purchase Warrant
As disclosed in the Company’s 2022 Annual Report, the Company had previously issued certain stock purchase warrants (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones. The fair value of the first tranche of the Volvo Warrants was recorded as a reduction in revenue in 2021. The second tranche of the

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Volvo warrants will be recorded as reduction in revenue upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles, which had not commenced as of the end of June 30, 2023.
Contract assets and liabilities
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment based on contractual terms. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Customer advanced payments represent required customer payments in advance of product shipments. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer.
The opening and closing balances of contract assets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets, current	$8,038	$15,395
Contract assets, non-current	7,513	2,575
Ending balance	$15,551	$17,970

The significant changes in contract assets balances consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$17,970	$9,907
Amounts billed that were included in the contract assets beginning balance	(8,373)	(4,228)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	5,954	12,291
Ending balance	$15,551	$17,970
The opening and closing balances of contract liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract liabilities, current	$4,143	$1,993
Contract liabilities, non-current	—	1,015
Ending balance	$4,143	$3,008
The significant changes in contract liabilities balances consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$3,008	$898
Revenue recognized that was included in the contract liabilities beginning balance	(1,615)	(489)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	2,750	2,599
Ending balance	$4,143	$3,008
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $31.8 million as of June 30, 2023 and includes amounts within contract liabilities. The Company expects to recognize approximately 86% of this revenue over the next 12 months and the remainder thereafter.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$210,583	$47	$(749)	$209,881
Commercial paper	7,467	—	(14)	7,453
Corporate bonds	43,946	2	(91)	43,857
Asset-backed securities	981	—	(3)	978
Total debt securities	$262,977	$49	$(857)	$262,169
Included in marketable securities	262,977	49	(857)	262,169

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$191,075	$3	$(2,598)	$188,480
U.S. agency and government sponsored securities	4,999	—	(75)	4,924
Commercial paper	74,755	—	(232)	74,523
Corporate bonds	111,123	—	(1,214)	109,909
Asset-backed securities	11,945	—	(110)	11,835
Total debt securities	$393,897	$3	$(4,229)	$389,671
Included in marketable securities	$393,897	$3	$(4,229)	$389,671
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(749)	$159,069	$(2,598)	$158,888
U.S. agency and government sponsored securities	—	—	(75)	4,924
Commercial paper	(14)	7,453	(232)	74,523
Corporate bonds	(91)	39,729	(1,214)	109,909
Asset-backed securities	(3)	978	(110)	11,835
Total	$(857)	$207,229	$(4,229)	$360,079
As of June 30, 2023, the total amortized cost basis of the Company’s available-for-sale securities exceeded its fair value by $0.9 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each security will be recoverable before the Company is required to sell them or when the security matures. Accordingly, during the three and six months ended June 30, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	Condensed Consolidated Balance Sheets Location	June 30, 2023	December 31, 2022
Money market funds(1)	Cash and cash equivalents	$55,517	$42,056
Marketable equity investments(1)	Marketable securities	14,509	29,643
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	4,000	4,000
Total		$74,026	$75,699
(1)    Investments with readily determinable fair values.
(2)    Investment in privately held company without readily determinable fair value.
The Company assesses its non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations.
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$33,598	$27,496
Money market funds	55,517	42,056
Total cash and cash equivalents	$89,115	$69,552
Inventory
Inventory comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$11,461	$3,614
Work-in-process	3,190	2,329
Finished goods	5,666	2,849
Total inventories, net	$20,317	$8,792
The Company’s inventory write-offs and write-downs (primarily due to obsolescence, lower of cost or market assessment, and other adjustments) were $8.0 million and $13.4 million for the three and six months ended June 30, 2023 and $3.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$10,942	$15,653
Contract assets	8,038	15,395
Advance payments to vendors	7,031	7,919
Other receivables	3,938	5,236
Total prepaid expenses and other current assets	$29,949	$44,203

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$55,423	$14,047
Computer hardware and software	8,431	6,797
Land	1,001	1,001
Leasehold improvements	19,139	885
Vehicles, including demonstration fleet	3,353	3,222
Furniture and fixtures	818	818
Construction in progress	6,508	13,642
Total property and equipment	94,673	40,412
Accumulated depreciation and amortization	(15,529)	(10,152)
Total property and equipment, net	$79,144	$30,260
Property and equipment capitalized under finance lease (capital lease prior to adoption of ASC 842) were not material.
Depreciation and amortization expense associated with property and equipment was $3.5 million and $5.4 million for the three and six months ended June 30, 2023 and $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design. During the second quarter of 2023, the Company’s management began evaluating certain options for changing sourcing of certain sub-assemblies and components which may help reduce future per unit sensor manufacturing costs. If these options are executed, certain property, plant & equipment items presently owned by the Company may no longer be needed for their original intended use. The impacted asset group was determined to be recoverable as of June 30, 2023. Given uncertainty with these strategic options as of June 30, 2023, the estimated useful lives of said assets were not revised during the second quarter of 2023. Subsequent to June 30, 2023, the Company’s management finalized and committed to a plan to proceed with change in its sourcing strategy. The Company is in the process of re-evaluating the useful lives of certain long-lived assets within the impacted asset group. Finalization of this analysis may result in the Company needing to record depreciation for the impacted assets over an accelerated period.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	June 30, 2023	December 31, 2022
Beginning of the period	$22,077	$2,424
Additions	8,240	21,890
Amortization expense	(2,160)	(2,237)
End of the period	$28,157	$22,077

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of intangible assets were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(1,071)	$2,659	4.0	$3,730	$(664)	$3,066	4.4
Customer backlog	650	(488)	162	0.4	650	(292)	358	0.9
Tradename	620	(276)	344	2.8	620	(214)	406	3.3
Assembled workforce	130	(130)	—	—	130	(130)	—	—
Developed technology	20,150	(2,658)	17,492	6.1	11,910	(1,163)	10,747	7.5
IPR&D	7,500	—	7,500	—	7,500	—	7,500	—
Total intangible assets	$32,780	$(4,623)	$28,157	5.7	$24,540	$(2,463)	$22,077	6.6
Amortization expense related to intangible assets was $1.1 million and $2.2 million for the three and six months ended June 30, 2023 and $0.8 million and $0.9 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2023 (remaining six months)	$2,163
2024	4,001
2025	4,001
2026	3,354
2027	3,138
Thereafter	4,000
IPR&D	7,500
Total	$28,157
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business (see Note 3)	1,063	—	1,063
Balance as of June 30, 2023	$1,750	$18,129	$19,879
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Security deposits	$2,386	$5,495
Non-marketable equity investment	4,000	4,000
Advance payment for capital projects	—	27,683
Contract assets	7,513	2,575
Other non-current assets	2,403	591
Total other non-current assets	$16,302	$40,344

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$26,847	$16,682
Accrued expenses	21,853	22,358
Contract losses	7,580	7,526
Warranty reserves	4,734	3,584
Contract liabilities	4,143	1,993
Accrued interest payable and other liabilities	882	819
Total accrued and other current liabilities	$66,039	$52,962
During the three and six months ended June 30, 2023, the Company recorded $4.8 million and $7.6 million, respectively, and $5.1 million and $5.3 million for the three and six months ended June 30, 2022, respectively, in cost of sales (services) estimated losses expected to be incurred on NRE projects with certain customers. The estimated contract losses recorded were primarily a result of (a) changes in estimates related to costs expected to be incurred for contractual milestones based on actual experience on similar projects and (b) changes in scope of project deliverables agreed upon with the respective customers during the year.
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of June 30, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(11,190)	(12,808)
Net carrying amount	$613,810	$612,192
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,948	$1,948	$3,874	$3,874
Amortization of debt discount and issuance costs	809	809	1,618	1,618
Total interest expense	$2,757	$2,757	$5,492	$5,492
The remaining term over which the debt discount and issuance costs will be amortized is 3.5 years. Contractual interest expense is reflected as a component of other income (expense) income, net in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
changes in law, failure to deliver, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $73.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
Note 8. Fair Value Measurements
As of June 30, 2023, the Company carried cash equivalents, marketable investments and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity settled fixed value awards at fair value on a recurring basis. See Note 11 for further information on the Company’s fixed value equity awards.
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions, as of December 31, 2022. As of June 30, 2023, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 2.43 years volatility of 78.3% and a risk-free rate of 4.71%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2022	$3,005
Change in fair value of outstanding warrants	1,028
Balance as of June 30, 2023	$4,033

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,517	$—	$—	$55,517
Total cash equivalents	$55,517	$—	$—	$55,517
Marketable investments:
U.S. treasury securities	$209,881	$—	$—	$209,881
Commercial paper	—	7,453	—	7,453
Corporate bonds	—	43,857	—	43,857
Asset-backed securities	—	978	—	978
Marketable equity investments	14,509	—	—	14,509
Total marketable investments	$224,390	$52,288	$—	$276,678
Liabilities:
Private Warrants	$—	$—	$4,033	$4,033

	Fair Value (in thousands) Measured as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,056	$—	$—	$42,056
Total cash equivalents	$42,056	$—	$—	$42,056
Marketable investments:
U.S. treasury securities	$188,480	$—	$—	$188,480
U.S. agency and government sponsored securities	—	4,924	—	4,924
Commercial paper	—	74,523	—	74,523
Corporate bonds	—	109,909	—	109,909
Asset-backed securities	—	11,835	—	11,835
Marketable equity investments	29,643	—	—	29,643
Total marketable investments	$218,123	$201,191	$—	$419,314
Liabilities:
Private Warrants	$—	$—	$3,005	$3,005
As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $418.8 million and $352.5 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive. The Company computes earnings (loss) per share using the two-class method for its Class A and Class B common stock. Earnings (loss) per share is same for both Class A and Class B common stock since they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(141,756)	$(95,239)	$(288,530)	$(183,572)
Denominator:
Weighted average common shares outstanding—Basic	382,424,675	352,054,529	376,616,066	350,378,494
Weighted average common shares outstanding—Diluted	382,424,675	352,054,529	376,616,066	350,378,494
Net loss per share—Basic and Diluted	$(0.37)	$(0.27)	$(0.77)	$(0.52)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of June 30, 2023:

June 30, 2023
Warrants	5,757,549
Stock-based awards—Equity classified	36,511,687
Stock-based awards—Liability classified	9,789,753
Vendor stock-in-lieu of cash program	500,969
Option issued to a wholly owned subsidiary of TPK	1,652,892
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	94,099,283
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of June 30, 2023 was less than the initial conversion price.
Note 10. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of June 30, 2023, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of June 30, 2023, the Company had 313,888,629 shares issued and 292,025,179 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
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
Under the Sales Agreement, the Company sets the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the “Securities Act”) including sales made through The Nasdaq Global Select Market.
The Company issued 1,005,603 and 3,765,292 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2023 for net proceeds of $6.9 million and $29.6 million, respectively. As of June 30, 2023, $45.1 million of Class A common stock was available for sale under the program.
Strategic Investment Agreement
On May 8, 2023, the Company entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly owned subsidiary of TPK, for a cash purchase price of $10.0 million pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The Company received proceeds of $10.0 million and issued 1,652,892 shares of Class A common stock on May 15, 2023. Additionally, the Company granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10.0 million within 90 days following the date of the agreement. The option was equity classified and the fair value of the option recorded within additional paid in capital was not material. On August 4, 2023, TPK notified the Company of its intention to exercise the option. The settlement of the option exercise is expected to close in August 2023.
Private Warrants
The Company had 1,668,269 Private Warrants outstanding as of December 31, 2022. No Private Warrants were exercised in the six months ended June 30, 2023. The Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
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
During the six months ended June 30, 2023, the Company issued 6,115,092 shares of Class A common stock as part of the Stock-in-lieu of Cash Program, including 1,564,822 shares of Class A common stock in lieu of cash to a certain vendor for purchases of certain data, hardware and software pursuant to a private placement.
As of June 30, 2023, the Company had a total of $11.0 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,047,151	$11.90
Granted	6,115,092	6.15
Vested	(4,588,812)	6.72
Unvested shares as of June 30, 2023	2,573,431	7.47

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
The Company’s stock option activity for the six months ended June 30, 2023 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2022	8,162,850	$1.74
Exercised	(987,653)	1.67
Cancelled/Forfeited	(254,010)	1.67
Outstanding as of June 30, 2023	6,921,187	1.75	6.49	$36,209
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 was $5.5 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of stock options vested during the six months ended June 30, 2023 was $2.1 million.
Restricted Stock Awards
Prior to June 30, 2019, the Company granted restricted stock awards (“RSAs”) to employees. Recipients purchased the restricted stock on the grant date and the Company has the right to repurchase the restricted shares at the same price recipients paid to obtain those shares. The restrictions lapse solely based on continued service, and generally lapse over 4 years —25% on the first anniversary of the date of issuance, and the remaining 75% monthly over the remaining 36 months. At the grant date of the award, recipients of restricted stock are granted voting rights and receive dividends on unvested shares. No restricted stock awards have been granted since June 30, 2019.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s RSAs activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	64,486	$1.29
Vested	(64,486)	1.29
Outstanding as of June 30, 2023	—	—
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
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity (the Company disclosed RSUs activity on an aggregated basis in filings prior to this Form 10-Q for the quarterly period ended June 30, 2023) for the six months ended June 30, 2023 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	25,010,689	$12.76	583,347	$8.39
Granted	13,318,819	7.17	961,187	8.58
Forfeited	(1,598,623)	11.12	(12,832)	8.58
Vested	(7,481,325)	11.82	(31,282)	8.58
Change in units based on performance	—	—	(404,323)	9.90
Outstanding as of June 30, 2023	29,249,560	10.54	1,096,097	7.99
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to four years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $3.0 million and $5.9 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively.
Optogration Milestone Awards
As part of the acquisition of Optogration, Inc. in August 2021, the Company owed up to $22.0 million of post combination compensation related to certain service and performance conditions (“Optogration Milestone Awards”). In August 2022, the Company issued 1,632,056 shares of Class A common stock for $11.0 million of the Optogration Milestone Awards due to achievement of the service and performance conditions. As of June 30, 2023, it is probable that the service and performance conditions for the remaining $11.0 million obligation will be met.
Freedom Photonics Awards
As part of the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In May 2023, the Company issued 634,994 shares of Class A common stock and 492,176 RSUs for $3.9 million and $3.5 million, respectively, of the post combination compensation due to achievement of the service and performance conditions. As of June 30, 2023, it is probable that the remaining conditions will be met for the outstanding balance of $22.4 million of post combination compensation.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Solfice Awards
The service and performance conditions related to the post combination compensation associated with the acquisition of certain assets from Solfice Research, Inc. (“Solfice”) were met in June 2023.
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
On March 16, 2023, the Board granted a $12.0 million stock-price based award to the Company’s Executive Vice President & General Manager that vested in six tranches of $2.0 million each, upon achievement of the six stock price milestones of $20, $25, $30, $40, $50 and $60 based on 90 trading day volume-weighted average price of a share of common stock over a 7.0 years performance period. The grant date fair value per share of the award granted to the said executive was $8.58 per share. On June 20, 2023, this award was modified to settle in a fixed number of shares and the impact of modification was not material.
The Company measured the compensation cost for the above management awards using a Monte Carlo simulation model and recorded $5.8 million and $11.5 million in stock-based compensation expense related to these awards in the three and six months ended June 30, 2023, respectively.
The Company’s management awards activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,800,000	$8.48
Granted	370,000	6.80
Outstanding as of June 30, 2023	12,170,000	8.43
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1,925	$6,989	$4,587	$8,775
Research and development	20,541	8,714	38,012	15,816
Sales and marketing	9,792	2,741	15,620	5,609
General and administrative	26,937	20,181	56,930	35,123
Total	$59,195	$38,625	$115,149	$65,323

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity Classified Awards:
Stock options	$534	$748	$1,261	$1,270
RSAs	1	187	61	21
RSUs	34,706	32,540	73,038	54,049
Management awards	5,840	—	11,499	—
ESPP	345	157	748	157
Liability Classified Awards:
Equity settled fixed value	3,035	1,741	5,916	3,521
Optogration	3,078	394	5,659	3,447
Freedom Photonics	4,977	2,800	9,532	2,800
Other	6,679	58	7,435	58
Total	$59,195	$38,625	$115,149	$65,323
Note 12. Income Taxes
Provision for income taxes for the three and six months ended June 30, 2023 and 2022 was not material. The effective tax rate was 0.0% and 0.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
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
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,028	$1,597	$4,000	$2,713
Variable lease cost	518	515	1,034	1,070
Total operating lease cost	$2,546	$2,112	$5,034	$3,783
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(3,881)	$(2,857)
Right of use assets obtained in exchange for lease obligations:
Operating leases	2,948	9,993

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$21,043	$21,244
Operating lease liabilities:
Operating lease liabilities, current	$6,071	$5,953
Operating lease liabilities, non-current	16,701	16,989
Total operating lease liabilities	$22,772	$22,942
Weighted average remaining terms were as follows (in years):

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	4.14	4.43
Weighted average discount rates were as follows:

	June 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.90%	5.45%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2023 (remaining six months)	$3,240
2024	5,892
2025	5,789
2026	5,310
2027	4,208
2028	1,363
Total lease payments	25,802
Less: imputed interest	(3,030)
Total leases liabilities	$22,772
Note 14. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $82.9 million as of June 30, 2023.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of June 30, 2023.
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended June 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$9,738	$6,459	$16,197	$—	$16,197
Depreciation and amortization	3,866	683	4,549	—	4,549
Operating income (loss)	(120,162)	(22,234)	(142,396)	(1,496)	(143,892)
Other significant items:
Segment assets	708,853	73,664	782,517	(182,743)	599,774
Inventories, net	19,679	676	20,355	(38)	20,317

	Three Months Ended June 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$4,179	$5,753	$9,932	$—	$9,932
Depreciation and amortization	976	763	1,739	—	1,739
Operating income (loss)	(105,592)	728	(104,864)	424	(104,440)
Other significant items:
Segment assets	786,708	51,046	837,754	(62,157)	775,597
Inventory	9,022	327	9,349	—	9,349

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$20,411	$10,295	$30,706	$—	$30,706
Depreciation and amortization	6,192	1,344	7,536	—	7,536
Operating income (loss)	(261,851)	(22,830)	(284,681)	(1,106)	(285,787)
Other significant items:
Segment assets	708,853	73,664	782,517	(182,743)	599,774
Inventory	19,679	676	20,355	(38)	20,317

	Six Months Ended June 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$10,077	$6,710	$16,787	$—	$16,787
Depreciation and amortization	1,520	1,024	2,544	—	2,544
Operating income (loss)	(187,769)	998	(186,771)	—	(186,771)
Other significant items:
Segment assets	786,708	51,046	837,754	(62,157)	775,597
Inventory	9,022	327	9,349	—	9,349
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
One customer accounted for 31% of the Company’s revenue for the three months ended June 30, 2023. Two customers accounted for 29% and 16% of the Company’s revenue for the six months ended June 30, 2023. One customer accounted for 24% of the Company’s revenue for the three months ended June 30, 2022. Two customers accounted for 35% and 15% of the Company’s revenue for the six months ended June 30, 2022.

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
Acquisition of Seagate’s Lidar Business
On January 18, 2023, we completed our purchase of certain assets (including intellectual property (“IP”), equipment and other assets) and hired employees from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). The said assets and workforce are expected to contribute towards continued development of our lidar technology. This transaction has been accounted for as a business combination.
COVID-19 Impact
COVID-19 and any new developments relating to COVID-19 could adversely impact certain aspects of our business, including product development and industrialization initiatives, timing of shipment of products and provision of services to customers, supply chain, and may impact our financial position and results of operations. We are unable to predict at this time the potential adverse impacts. For more information on our operations and risks related to health epidemics, including COVID-19, see Item 1A. Risk Factors in our 2022 Annual Report.
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners. We remain on track to complete the rigorous validation process throughout the second half of 2023 at the new manufacturing facility in Mexico built in conjunction with our contract manufacturing partner Celestica.
We continually evaluate opportunities for optimizing our manufacturing processes and product design. During the second quarter of 2023, we began evaluating certain options for changing sourcing of certain sub-assemblies and components which may help reduce future per unit sensor manufacturing costs. Given the uncertainty around these strategic options as of June 30, 2023, the impacted asset group was determined to be recoverable as of June 30, 2023, and the estimated useful lives of said assets were not revised during the second quarter of 2023. Subsequent to June 30, 2023, we finalized and committed to a plan to proceed with change in our sourcing strategy. As a result, we are in the process of re-evaluating the useful lives of certain long-lived assets within the impacted asset group, as this change will result in certain property, plant and equipment items presently owned by us no longer being needed for their original intended use. Finalization of this analysis will result in us needing to record depreciation for the impacted assets over an accelerated period. While the amount is uncertain, we currently estimate that the aggregate amount of the accelerated depreciation and other charges, if required, to be recorded by the fourth quarter of 2023 may be in the range of approximately $10.0 million to $20.0 million.
Business Updates
In the second quarter of 2023, we announced a partnership with Plus to advance highly automated driving and safety systems for commercial vehicle manufacturers. We will be the exclusive provider of mid- to long-range lidar for PlusDrive, Plus’s factory installed assisted driving system for commercial vehicles. Plus will also be the exclusive third-party provider of enhanced driver assist software for our solution for commercial vehicle OEMs.
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
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated intercompany accounts and transactions.
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
One customer accounted for 31% of the Company’s revenue for the three months ended June 30, 2023. Two customers accounted for 29% and 16% of the Company’s revenue for the six months ended June 30, 2023. One customer accounted for 24% of the Company’s revenue for the three months ended June 30, 2022. Two customers accounted for 35% and 15% of the Company’s revenue for the six months ended June 30, 2022.
Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our lidar sensors, which primarily consists of personnel-related costs, including stock-based compensation expense for personnel engaged in manufacturing, engineering, and material purchases from third-party contract manufacturers and suppliers which are directly associated with our manufacturing process. Cost of sales includes cost of providing services to customers, depreciation and amortization for manufacturing fixed assets or equipment, cost of components, product testing and launch-related costs, an allocated portion of overhead, facility and information technology (“IT”) costs, write downs for excess and obsolete inventory and shipping costs.
The ATS segment provides certain services and components to the Autonomy Solutions segment which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in the consolidated results.
Gross profit (loss) equals revenue less cost of sales.
Operating Expenses
Research and Development (R&D)
R&D costs are expensed as incurred. Design and development costs for products to be sold under long-term supply arrangements are expensed as incurred. Design and development costs for molds, dies, and other tools involved in developing new technologies are expensed as incurred.
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
Other income (expense), net
Interest income consists of income earned on our cash equivalents and marketable securities. These amounts will vary based on our cash, cash equivalents and marketable securities balances, and also with market rates. Interest expense consisted primarily of interest on convertible senior notes as well as amortization of premium (discount) on marketable securities. Other income (expense) includes realized gains and losses related to the marketable securities, as well as impact of gains and losses related to foreign exchange transactions.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$16,197	$9,932	$6,265	63%	$30,706	$16,787	$13,919	83%
Cost of sales	34,532	28,092	6,440	23%	63,665	44,746	18,919	42%
Gross loss	(18,335)	(18,160)	(175)	1%	(32,959)	(27,959)	(5,000)	18%
Operating Expenses:
Research and development	67,483	40,941	26,542	65%	136,535	74,050	62,485	84%
Sales and marketing	15,654	7,189	8,465	118%	29,383	16,587	12,796	77%
General and administrative	42,420	38,150	4,270	11%	86,910	68,175	18,735	27%
Total operating expenses	125,557	86,280	39,277	46%	252,828	158,812	94,016	59%
Loss from operations	(143,892)	(104,440)	(39,452)	38%	(285,787)	(186,771)	(99,016)	53%
Other income (expense), net:
Change in fair value of warrants	26	11,733	(11,707)	(100)%	(1,028)	7,876	(8,904)	(113)%
Interest expense	(1,273)	(3,148)	1,875	(60)%	(2,938)	(6,428)	3,490	(54)%
Interest income	1,605	1,346	259	19%	3,510	2,417	1,093	45%
Other income (expense)	1,787	(743)	2,530	(341)%	(2,278)	(275)	(2,003)	728%
Total other income (expense), net	2,145	9,188	(7,043)	(77)%	(2,734)	3,590	(6,324)	(176)%
Loss before provision for (benefit from) income taxes	(141,747)	(95,252)	(46,495)	49%	(288,521)	(183,181)	(105,340)	58%
Provision for (benefit from) income taxes	9	(13)	22	nm	9	391	(382)	nm
Net loss	$(141,756)	$(95,239)	$(46,517)	49%	$(288,530)	$(183,572)	$(104,958)	57%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$9,738	$4,179	$5,559	133%	$20,411	$10,077	$10,334	103%
ATS	6,459	5,753	706	12%	10,295	6,710	3,585	53%
Total	$16,197	$9,932	$6,265	63%	$30,706	$16,787	$13,919	83%
The increase in revenue of our Autonomy Solutions segment in the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to revenue from an increase in sales of our lidar sensors and licensing of certain of our intellectual property.
The increase in revenue of our ATS segment in the three months ended June 30, 2023 compared to the same period in 2022 primarily resulted from an increase in sales of our photodetector chips. The increase in revenue of our ATS segment in the six months ended June 30, 2023 compared to the same period in 2022 resulted from an increase in sales of our photodetector chips and the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022.
Cost of Sales
The $6.4 million and $18.9 million increase in the cost of sales in the three and six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to costs associated with increase in sales of sensors, accrual for loss in certain NRE arrangements, industrialization of Iris as we approach closer to series production readiness and impairment of inventory due to changes in design of our sensors as we get closer to series production.
Operating Expenses
Research and Development
The $26.5 million and $62.5 million increase in research and development expenses in the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to:
•a $16.1 million and $32.6 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and

•a $7.7 million and $25.2 million increase in purchased supplies, contractor fees and external spend in relation to continued development and testing of our sensor and software products, development activities related to advanced manufacturing as well as data labeling services.
Sales and Marketing
The $8.5 million and $12.8 million increase in sales and marketing expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to increases in personnel related costs including stock-based compensation costs due to increased headcount.
General and Administrative
The $4.3 million and $18.7 million increase in general and administrative expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to a $8.7 million and $25.7 million increase in personnel costs, including stock-based compensation costs, partially offset by
•a $2.8 million and $4.1 million decrease in legal, outside consultants, contractors and other costs; and
•a $1.4 million and $2.2 million decrease in travel costs and health insurance.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
The non-cash charge related to the Private Warrants for the three months ended June 30, 2023 was not material. The non-cash gain related to the Private Warrants was $1.0 million for the six months ended June 30, 2023.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(120,162)	$(105,592)	$(14,570)	14%	$(261,851)	$(187,769)	$(74,082)	39%
ATS	(22,234)	728	(22,962)	3154%	(22,830)	998	(23,828)	2388%
Liquidity and Capital Resources
Sources of Liquidity and Capital Requirements
Our capital requirements will depend on many factors, including:
•production capacity and volume;
•the timing and extent of spending to support R&D efforts;
•investments in manufacturing equipment and facilities;
•the expansion of sales and marketing activities, market adoption of new and enhanced products and features; and
•investments in information technology systems.
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
Under the Sales Agreement, we set the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made through The Nasdaq Global Select Market.
We issued 1,005,603 and 3,765,292 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2023 for net proceeds of $6.9 million and $29.6 million, respectively. As of June 30, 2023, $45.1 million of Class A Common Stock was available for sale under the program.
On May 8, 2023, we entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly owned subsidiary of TPK, for a cash purchase price of $10.0 million. The 1,652,892 shares of Class A common stock were issued pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act on May 15, 2023.
Additionally, we granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10.0 million within 90 days following the date of the agreement. As of June 30, 2023, TPK had not exercised the option to purchase such additional shares.
As of June 30, 2023, we had cash and cash equivalents totaling $89.1 million and marketable securities of $276.7 million, totaling $365.8 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as the increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.6 billion as of June 30, 2023. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(137,983)	$(85,198)
Investing activities	116,366	(86,996)
Financing activities	42,008	(80,811)
Operating Activities
Net cash used in operating activities was $138.0 million during the six months ended June 30, 2023. Net cash used in operating activities was due to our net loss of $288.5 million adjusted for non-cash items of $166.5 million, primarily consisting of $115.1 million of stock-based compensation, $21.1 million of vendor payments in stock in lieu of cash, $13.4 million of inventory write-offs and write-downs, $7.5 million of depreciation and amortization, $1.9 million of loss on marketable securities and $1.0 million of change in fair value of warrant liabilities, and cash provided by operating assets and liabilities of $16.0 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $116.4 million in the six months ended June 30, 2023 was comprised of cash proceeds from sales and maturities of marketable securities of $39.2 million and $277.8 million, respectively, offset by $171.1 million related to purchases of marketable securities, $16.8 million in cash spent for capital expenditures, and $12.6 million cash paid for acquisition of certain assets of Seagate.
Financing Activities
Net cash provided by financing activities of $42.0 million in the six months ended June 30, 2023 was comprised of $29.6 million cash received from sale and issuance of shares of Class A common stock under the Equity Financing Program, $10.0 million cash received from issuance of shares of Class A common stock to a wholly owned subsidiary of TPK, $1.6 million cash received from exercises of stock options, $1.4 million of proceeds from sale of Class A common stock under our employee stock purchase plan offset by $0.6 million cash paid for employee taxes related to stock-based awards.
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
During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2022 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
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
We had cash and cash equivalents, and marketable securities totaling $365.8 million as of June 30, 2023. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2023, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
Our Convertible Senior Notes bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in December 2021 related to the issuance of our Convertible Senior Notes.
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 14 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2022 Annual Report. You should carefully consider the “Risk Factors” discussed in our 2022 Annual Report as they could materially affect our business, financial condition and future results of operation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On April 6, 2023, we issued 553,807 shares of Class A common stock in lieu of cash to a certain service provider for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (both as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company (as amended on March 17. 2023).	8-K	001-38791	3.1	03/21/23

10.1	Luminar Technologies, Inc. Executive Incentive Bonus Plan.	8-K	001-38791	10.1	06/9/23

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

Luminar Technologies, Inc.

Date: August 8, 2023	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)