Form 10-Q
period 2023-09-30
Luminar Technologies, Inc./DE
filed 2023-11-09
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(800) 532-2417
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

As of October 31, 2023, the registrant had 304,866,400 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

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
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are selected for inclusion in autonomous driving or Advanced Driving Assistance Systems by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics, including Order Book, our future cost of goods sold (COGS) and bill of materials (BOM) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial and regulatory risks; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of COVID-19 or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and conflicts involving Russia and China and including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”) under the heading “Risk Factors” and in subsequent reports filed with the SEC which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,723	$69,552
Restricted cash	3,465	1,553
Marketable securities	246,242	419,314
Accounts receivable	18,903	11,172
Inventory	16,698	8,792
Prepaid expenses and other current assets	29,389	44,203
Total current assets	389,420	554,586
Property and equipment, net	72,647	30,260
Operating lease right-of-use assets	19,660	21,244
Intangible assets, net	27,059	22,077
Goodwill	19,879	18,816
Other non-current assets	24,213	40,344
Total assets	$552,878	$687,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,732	$18,626
Accrued and other current liabilities	58,489	52,962
Operating lease liabilities	6,475	5,953
Total current liabilities	85,696	77,541
Warrant liabilities	1,660	3,005
Convertible senior notes	614,619	612,192
Operating lease liabilities, non-current	15,551	16,989
Other non-current liabilities	1,017	4,005
Total liabilities	718,543	713,732
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Class A common stock	32	29
Class B common stock	10	10
Additional paid-in capital	1,838,299	1,558,685
Accumulated other comprehensive loss	(235)	(4,226)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(1,691,294)	(1,268,426)
Total stockholders’ deficit	(165,665)	(26,405)
Total liabilities and stockholders’ deficit	$552,878	$687,327
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$10,753	$6,796	$28,043	$10,135
Services	6,206	5,989	19,622	19,437
Total revenue	16,959	12,785	47,665	29,572
Cost of sales:
Products	27,273	18,364	71,535	47,169
Services	7,846	10,147	27,249	26,088
Total cost of sales	35,119	28,511	98,784	73,257
Gross loss	(18,160)	(15,726)	(51,119)	(43,685)
Operating expenses:
Research and development	62,937	46,308	199,472	120,358
Sales and marketing	12,397	10,111	41,780	26,698
General and administrative	35,435	42,809	122,345	110,984
Total operating expenses	110,769	99,228	363,597	258,040
Loss from operations	(128,929)	(114,954)	(414,716)	(301,725)
Other income (expense), net:
Change in fair value of warrant liabilities	2,373	(1,231)	1,345	6,645
Interest expense	(2,779)	(2,660)	(5,717)	(9,088)
Interest income	1,260	1,553	4,770	3,970
Other income (expense)	(5,967)	(83)	(8,245)	(358)
Total other income (expense), net	(5,113)	(2,421)	(7,847)	1,169
Loss before provision for income taxes	(134,042)	(117,375)	(422,563)	(300,556)
Provision for income taxes	296	175	305	566
Net loss	$(134,338)	$(117,550)	$(422,868)	$(301,122)
Net loss per share:
Basic and diluted	$(0.34)	$(0.33)	$(1.11)	$(0.85)
Shares used in computing net loss per share:
Basic and diluted	394,591,942	359,753,254	382,673,871	353,537,754
Comprehensive Loss:
Net loss	$(134,338)	$(117,550)	$(422,868)	$(301,122)
Net unrealized gain (loss) on available-for-sale debt securities	573	16	3,991	(5,081)
Comprehensive loss	$(133,765)	$(117,534)	$(418,877)	$(306,203)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	282,211,182	$28	97,088,670	$10	$1,413,064	$(6,005)	$(312,477)	$(1,006,059)	$88,561
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	2,735,219	1	—	—	1,101	—	—	—	1,102
Retirement of unvested restricted common stock	(4,648)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	537,720	—	—	—	16,920	—	—	—	16,920
Optogration milestone awards	1,632,056	—	—	—	11,751	—	—	—	11,751
Share-based compensation	—	—	—	—	43,209	—	—	—	43,209
Payments of employee taxes related to stock-based awards	—	—	—	—	(1,049)	—	—	—	(1,049)
Other comprehensive income	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	(117,550)	(117,550)
Balance as of September 30, 2022	287,111,529	$29	97,088,670	$10	$1,484,996	$(5,989)	$(312,477)	$(1,123,609)	$42,960

Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,688,949	1	—	—	903	—	—	—	904
Issuance of Class A common stock under the Equity Financing Program	1,833,829	—	—	—	9,107	—	—	—	9,107
Issuance of Class A common stock to a wholly owned subsidiary of TPK Universal Solutions Limited (“TPK”)	1,652,892	—	—	—	10,000	—	—	—	10,000
Issuance of Class A common stock to Plus Automation, Inc. (“Plus”)	1,926,471	—	—	—	12,141	—	—	—	12,141
Vendor payments under the stock-in-lieu of cash program	389,920	—	—	—	9,734	—	—	—	9,734
Milestone awards related to acquisition	1,527,788	—	—	—	11,336	—	—	—	11,336
Share-based compensation	—	—	—	—	44,025	—	—	—	44,025
Other comprehensive income	—	—	—	—	—	573	—	—	573
Net loss	—	—	—	—	—	—	—	(134,338)	(134,338)
Balance as of September 30, 2023	325,908,478	$32	97,088,670	$10	$1,838,299	$(235)	$(312,477)	$(1,691,294)	$(165,665)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	266,076,525	$27	97,088,670	$10	$1,257,214	$(908)	$(235,871)	$(822,487)	$197,985
Shares repurchased	—	—	—	—	—	—	(76,606)		(76,606)
Issuance of Class A common stock upon exercise of Private Warrants	405,752	—	—	—	19,003	—	—	—	19,003
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	6,920,617	1	—	—	2,845	—	—	—	2,846
Retirement of unvested restricted common stock	(48,204)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	9,574,385	1	—	—	60,677	—	—	—	60,678
Optogration milestone awards	1,632,056	—	—	—	11,751	—	—	—	11,751
Acquisition of Freedom Photonics LLC	2,176,205	—	—	—	30,510	—	—	—	30,510
Acquisition of certain assets from Solfice Research, Inc.	374,193	—	—	—	3,361	—	—	—	3,361
Share-based compensation	—	—	—	—	102,408	—	—	—	102,408
Payments of employee taxes related to stock-based awards	—	—	—	—	(2,773)	—	—	—	(2,773)
Other comprehensive loss	—	—	—	—	—	(5,081)	—	—	(5,081)
Net loss	—	—	—	—	—	—	—	(301,122)	(301,122)
Balance as of September 30, 2022	287,111,529	$29	97,088,670	$10	$1,484,996	$(5,989)	$(312,477)	$(1,123,609)	$42,960

Balance as of December 31, 2022	291,942,087	$29	97,088,670	$10	$1,558,685	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	13,414,078	2	—	—	2,551	—	—	—	2,553
Issuance of Class A common stock under ESPP	272,524	—	—	—	1,406	—	—	—	1,406
Issuance of Class A common stock under the Equity Financing Program	5,599,121	—	—	—	38,711	—	—	—	38,711
Issuance of Class A common stock to a wholly owned subsidiary of TPK	3,305,784	—	—	—	20,000	—	—	—	20,000
Issuance of Class A common stock to Plus	1,926,471	—	—	—	12,141	—	—	—	12,141
Vendor payments under the stock-in-lieu of cash program	6,505,012	1	—	—	43,328	—	—	—	43,329
Milestone awards related to acquisitions	2,943,401	—	—	—	20,656	—	—	—	20,656
Share-based compensation	—	—	—	—	141,393	—	—	—	141,393
Payments of employee taxes related to stock-based awards	—	—	—	—	(572)	—	—	—	(572)
Other comprehensive income	—	—	—	—	—	3,991	—	—	3,991
Net loss	—	—	—	—	—	—	—	(422,868)	(422,868)
Balance as of September 30, 2023	325,908,478	$32	97,088,670	$10	$1,838,299	$(235)	$(312,477)	$(1,691,294)	$(165,665)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(422,868)	$(301,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,468	4,374
Amortization of operating lease right-of-use assets	5,095	3,531
Amortization of premium (discount) on marketable securities	(3,952)	1,111
Loss on marketable securities	7,774	—
Change in fair value of private warrants	(1,345)	(6,645)
Vendor stock-in-lieu of cash program	31,487	32,487
Amortization of debt discount and issuance costs	2,427	2,427
Inventory write-offs and write-downs	17,343	8,750
Share-based compensation	160,031	117,874
Loss on investment in non-marketable securities	2,141	—
Product warranty and other	4,273	(623)
Changes in operating assets and liabilities:
Accounts receivable	(7,729)	6,457
Inventories	(25,249)	(6,648)
Prepaid expenses and other current assets	10,858	(4,685)
Other non-current assets	(3,458)	(1,371)
Accounts payable	4,018	8,379
Accrued and other current liabilities	14,379	5,716
Other non-current liabilities	(9,219)	(3,571)
Net cash used in operating activities	(194,526)	(133,559)
Cash flows from investing activities:
Acquisition of Freedom Photonics LLC (net of cash acquired)	—	(2,759)
Acquisition of certain assets from Solfice	—	(2,001)
Acquisition of Seagate’s lidar business	(12,608)	—
Purchases of marketable securities	(269,164)	(363,906)
Proceeds from maturities of marketable securities	390,836	254,068
Proceeds from sales/redemptions of marketable securities	51,569	68,804
Purchases of property and equipment	(21,129)	(11,277)
Advances for capital projects and equipment	—	(2,009)
Net cash provided by (used in) investing activities	139,504	(59,080)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	38,711	—
Proceeds from issuance of Class A common stock to a wholly owned subsidiary of TPK	20,000	—
Proceeds from exercise of stock options	2,560	2,891
Proceeds from sale of Class A common stock under ESPP	1,406	—
Payments of employee taxes related to stock-based awards	(572)	(2,773)
Repurchase of common stock	—	(80,878)
Net cash provided by (used in) financing activities	62,105	(80,760)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,083	(273,399)
Beginning cash, cash equivalents and restricted cash	71,105	330,702
Ending cash, cash equivalents and restricted cash	$78,188	$57,303
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,906	$3,863
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	$—	$19,003
Operating lease right-of-use assets obtained in exchange for lease obligations	3,335	16,749
Purchases of property and equipment recorded in accounts payable and accrued liabilities	2,194	1,663
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	7,411	21,024
Investment in Plus	10,000	—

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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of September 30, 2023 and December 31, 2022 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Two customers accounted for 56% and 13% of the Company’s accounts receivable as of September 30, 2023. Three customers accounted for 27%, 23% and 11% of the Company’s accounts receivable as of December 31, 2022.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2023.
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
Recording of Assets Acquired
Price allocation includes estimates of fair value of certain working capital and deferred tax balances. During the second quarter ended June 30, 2023, the Company finalized its determination relating to the fair value of assets acquired from Seagate. The following table summarizes the purchase price allocation to assets acquired (in thousands):

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
The acquired business did not contribute distinct revenues but added additional operating expenses primarily related to personnel-related costs of the hired team of former Seagate employees and related facilities costs in the period from January 18, 2023 to September 30, 2023. Such operating expenses were not material to the operating results of the Company for the three and nine months ended September 30, 2023.

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

	Three Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$16,367	97%	$12,440	97%
Europe and Middle East and other	592	3%	345	3%
Total	$16,959	100%	$12,785	100%
Revenue by timing of recognition:
Recognized at a point in time	$10,753	63%	$6,728	53%
Recognized over time	6,206	37%	6,057	47%
Total	$16,959	100%	$12,785	100%
Revenue by segment:
Autonomy Solutions	$11,229	66%	$6,777	53%
ATS	5,730	34%	6,008	47%
Total	$16,959	100%	$12,785	100%

	Nine Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$43,341	91%	$26,124	88%
Asia Pacific	1,022	2%	2,960	10%
Europe and Middle East	3,302	7%	488	2%
Total	$47,665	100%	$29,572	100%
Revenue by timing of recognition:
Recognized at a point in time	$28,043	59%	$10,067	34%
Recognized over time	19,622	41%	19,505	66%
Total	$47,665	100%	$29,572	100%
Revenue by segment:
Autonomy Solutions	$31,640	66%	$16,854	57%
ATS	16,025	34%	12,718	43%
Total	$47,665	100%	$29,572	100%
Volvo Stock Purchase Warrant
As disclosed in the Company’s 2022 Annual Report, the Company had previously issued certain stock purchase warrants (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones. The fair value of the first tranche of the Volvo Warrants was recorded as a reduction in revenue in 2021. The second tranche of the Volvo warrants will be recorded as reduction in revenue upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles, which had not commenced as of the end of September 30, 2023.

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
The opening and closing balances of contract assets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets, current	$15,302	$15,395
Contract assets, non-current	2,081	2,575
Ending balance	$17,383	$17,970

The significant changes in contract assets balances consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$17,970	$9,907
Amounts billed that were included in the contract assets beginning balance	(8,379)	(4,228)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	7,792	12,291
Ending balance	$17,383	$17,970
The opening and closing balances of contract liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract liabilities, current	$3,019	$1,993
Contract liabilities, non-current	250	1,015
Ending balance	$3,269	$3,008
The significant changes in contract liabilities balances consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$3,008	$898
Revenue recognized that was included in the contract liabilities beginning balance	(2,083)	(489)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	2,344	2,599
Ending balance	$3,269	$3,008
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $23.0 million as of September 30, 2023 and includes amounts within contract liabilities. The Company expects to recognize approximately 80% of this revenue over the next 12 months and the remainder thereafter.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$205,977	$4	$(189)	$205,792
U.S. agency and government sponsored securities	5,691	1	(1)	5,691
Corporate bonds	31,570	—	(50)	31,520
Total debt securities	$243,238	$5	$(240)	$243,003
Included in cash and cash equivalents	$5,015	$1	$—	$5,016
Included in marketable securities	$238,223	$4	$(240)	$237,987

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$191,075	$3	$(2,598)	$188,480
U.S. agency and government sponsored securities	4,999	—	(75)	4,924
Commercial paper	74,755	—	(232)	74,523
Corporate bonds	111,123	—	(1,214)	109,909
Asset-backed securities	11,945	—	(110)	11,835
Total debt securities	$393,897	$3	$(4,229)	$389,671
Included in marketable securities	$393,897	$3	$(4,229)	$389,671
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(189)	$158,051	$(2,598)	$158,888
U.S. agency and government sponsored securities	(1)	2,969	(75)	4,924
Commercial paper	—	—	(232)	74,523
Corporate bonds	(50)	30,794	(1,214)	109,909
Asset-backed securities	—	—	(110)	11,835
Total	$(240)	$191,814	$(4,229)	$360,079
As of September 30, 2023, the total amortized cost basis of the Company’s available-for-sale securities exceeded its fair value by $0.2 million, which was primarily attributable to widening credit spreads and rising interest rates since purchase. The Company reviewed its available-for-sale securities and concluded that the decline in fair value was not related to credit losses and that it is more likely than not that the entire amortized cost of each security will be recoverable before the Company is required to sell them or when the security matures. Accordingly, during the three and nine months ended September 30, 2023, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	Condensed Consolidated Balance Sheets Location	September 30, 2023	December 31, 2022
Money market funds(1)	Cash and cash equivalents	$28,916	$42,056
Marketable equity investments(1)	Marketable securities	8,255	29,643
Investment in non-marketable securities	Other non-current assets	10,000	—
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	4,000	4,000
Total		$51,171	$75,699
(1)    Investments with readily determinable fair values.
(2)    Investment in privately held company without readily determinable fair value.
In August 2023, the Company made an investment in a Simple Agreement for Future Equity (“SAFE”) of Plus Automation, Inc. (“Plus”) for consideration of $10.0 million, towards which the Company initially issued 1,490,313 shares of Class A common stock of the Company. In September 2023, the Company settled the consideration owed by issuing an additional 436,158 shares of Class A common stock. The Company’s investment in Plus represents less than 5% of Plus’s capitalization. The Company neither has a significant influence over Plus nor does its investment amount to a controlling financial interest in Plus.
The Company assesses its non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations.
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$40,791	$27,496
Money market funds	28,916	42,056
U.S. treasury securities	4,021	—
U.S. agency and government sponsored securities	995	—
Total cash and cash equivalents	$74,723	$69,552
Inventory
Inventory comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$8,846	$3,614
Work-in-process	3,656	2,329
Finished goods	4,196	2,849
Total inventories, net	$16,698	$8,792
The Company’s inventory write-offs and write-downs primarily due to obsolescence due to change in product design, lower of cost or market assessment, and other adjustments were $3.9 million and $17.3 million for the three and nine months ended September 30, 2023 and $4.0 million and $8.8 million for the three and nine months ended September 30, 2022, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$9,031	$15,653
Contract assets	15,302	15,395
Advance payments to vendors	2,109	7,919
Other receivables	2,947	5,236
Total prepaid expenses and other current assets	$29,389	$44,203
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$59,495	$14,047
Computer hardware and software	8,777	6,797
Land	1,001	1,001
Leasehold improvements	20,539	885
Vehicles, including demonstration fleet	3,331	3,222
Furniture and fixtures	858	818
Construction in progress	4,891	13,642
Total property and equipment	98,892	40,412
Accumulated depreciation and amortization	(26,245)	(10,152)
Total property and equipment, net	$72,647	$30,260
Property and equipment capitalized under finance lease were not material.
Depreciation and amortization expense associated with property and equipment was $10.8 million and $16.2 million for the three and nine months ended September 30, 2023 and $1.1 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design. In the second quarter of 2023, the Company’s management began evaluating options for changing sourcing of certain sub-assemblies and components which is expected to reduce future per unit sensor manufacturing costs. In the third quarter of 2023, the Company finalized and committed to a plan to proceed with a change in its sourcing strategy. As a result, the Company has reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The Company expects the transition to new suppliers to be completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $6.6 million of accelerated depreciation charges in the third quarter of 2023.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	September 30, 2023	December 31, 2022
Beginning of the period	$22,077	$2,424
Additions	8,240	21,890
Amortization expense	(3,258)	(2,237)
End of the period	$27,059	$22,077

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of intangible assets were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(1,275)	$2,455	3.8	$3,730	$(664)	$3,066	4.4
Customer backlog	650	(586)	64	0.2	650	(292)	358	0.9
Tradename	620	(307)	313	2.5	620	(214)	406	3.3
Assembled workforce	130	(130)	—	—	130	(130)	—	—
Developed technology	20,150	(3,423)	16,727	5.7	11,910	(1,163)	10,747	7.5
IPR&D	7,500	—	7,500	—	7,500	—	7,500	—
Total intangible assets	$32,780	$(5,721)	$27,059	5.4	$24,540	$(2,463)	$22,077	6.6
Amortization expense related to intangible assets was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023 and $0.7 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2023 (remaining three months)	$1,065
2024	4,001
2025	4,001
2026	3,354
2027	3,138
Thereafter	4,000
IPR&D	7,500
Total	$27,059
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business (see Note 3)	1,063	—	1,063
Balance as of September 30, 2023	$1,750	$18,129	$19,879
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Security deposits	$2,359	$5,495
Non-marketable equity investment (see Note 5 for additional information)	14,000	4,000
Advance payment for capital projects	—	27,683
Deferred tax assets	3,780	—
Contract assets	2,081	2,575
Other non-current assets	1,993	591
Total other non-current assets	$24,213	$40,344

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$19,463	$16,682
Accrued expenses	20,875	22,358
Contract losses	7,558	7,526
Warranty reserves	4,700	3,584
Contract liabilities	3,019	1,993
Accrued interest payable and other liabilities	2,874	819
Total accrued and other current liabilities	$58,489	$52,962
During the three and nine months ended September 30, 2023, the Company recorded $3.9 million and $11.0 million, respectively, and $6.1 million and $10.6 million for the three and nine months ended September 30, 2022, respectively, in cost of sales (services) estimated losses expected to be incurred on NRE projects with certain customers. The estimated contract losses recorded were primarily a result of (a) changes in estimates related to costs expected to be incurred for contractual milestones based on actual experience on similar projects and (b) changes in scope of project deliverables agreed upon with the respective customers during the year.
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of September 30, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(10,381)	(12,808)
Net carrying amount	$614,619	$612,192
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,969	$1,969	$5,843	$5,843
Amortization of debt discount and issuance costs	809	809	2,427	2,427
Total interest expense	$2,778	$2,778	$8,270	$8,270
The remaining term over which the debt discount and issuance costs will be amortized is 3.2 years. Contractual interest expense is reflected as a component of other income (expense) income, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022.
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
Note 8. Fair Value Measurements
As of September 30, 2023, the Company carried cash equivalents, marketable investments and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 11 for further information on the Company’s fixed value equity awards.
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As of September 30, 2023, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 2.18 years volatility of 77.6% and a risk-free rate of 4.99%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2022	$3,005
Change in fair value of outstanding warrants	(1,345)
Balance as of September 30, 2023	$1,660

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of September 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,916	$—	$—	$28,916
U.S. treasury securities	4,021	—	—	4,021
U.S. agency and government sponsored securities	—	995	—	995
Total cash equivalents	$32,937	$995	$—	$33,932
Marketable investments:
U.S. treasury securities	$201,771	$—	$—	$201,771
U.S. agency and government sponsored securities	—	4,696	—	4,696
Corporate bonds	—	31,520	—	31,520
Marketable equity investments	8,255	—	—	8,255
Total marketable investments	$210,026	$36,216	$—	$246,242
Liabilities:
Private Warrants	$—	$—	$1,660	$1,660

	Fair Value (in thousands) Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,056	$—	$—	$42,056
Total cash equivalents	$42,056	$—	$—	$42,056
Marketable investments:
U.S. treasury securities	$188,480	$—	$—	$188,480
U.S. agency and government sponsored securities	—	4,924	—	4,924
Commercial paper	—	74,523	—	74,523
Corporate bonds	—	109,909	—	109,909
Asset-backed securities	—	11,835	—	11,835
Marketable equity investments	29,643	—	—	29,643
Total marketable investments	$218,123	$201,191	$—	$419,314
Liabilities:
Private Warrants	$—	$—	$3,005	$3,005
As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $409.4 million and $352.5 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
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
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(134,338)	$(117,550)	$(422,868)	$(301,122)
Denominator:
Weighted average common shares outstanding—Basic	394,591,942	359,753,254	382,673,871	353,537,754
Weighted average common shares outstanding—Diluted	394,591,942	359,753,254	382,673,871	353,537,754
Net loss per share—Basic and Diluted	$(0.34)	$(0.33)	$(1.11)	$(0.85)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of September 30, 2023:

September 30, 2023
Warrants	5,757,549
Stock-based awards—Equity classified	36,794,743
Stock-based awards—Liability classified	12,355,018
Vendor stock-in-lieu of cash program	565,476
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	95,359,219
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of September 30, 2023 was less than the initial conversion price.
Note 10. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of September 30, 2023, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of September 30, 2023, the Company had 325,908,478 shares issued and 304,045,028 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
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
The Company issued 1,833,829 and 5,599,121 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2023 for net proceeds of $9.1 million and $38.7 million, respectively. As of September 30, 2023, $35.9 million of Class A common stock was available for sale under the program.
Strategic Investment Agreement
On May 8, 2023, the Company entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly owned subsidiary of TPK, for a cash purchase price of $10.0 million pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The Company received proceeds of $10.0 million and issued 1,652,892 shares of Class A common stock on May 15, 2023. Additionally, the Company had granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10.0 million, which was exercised on August 9, 2023.
Private Warrants
The Company had 1,668,269 Private Warrants outstanding as of December 31, 2022. No Private Warrants were exercised in the nine months ended September 30, 2023. The Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
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
During the nine months ended September 30, 2023, the Company issued 6,505,012 shares of Class A common stock as part of the Stock-in-lieu of Cash Program, including 1,564,822 shares of Class A common stock in lieu of cash to a certain vendor for purchases of certain data, hardware and software pursuant to a private placement.
As of September 30, 2023, the Company had a total of $6.1 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,047,151	$11.90
Granted	6,505,012	6.13
Vested	(6,038,523)	6.55
Unvested shares as of September 30, 2023	1,513,640	8.45

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
The Company’s stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2022	8,162,850	$1.74
Exercised	(1,528,472)	1.67
Cancelled/Forfeited	(125,909)	1.67
Outstanding as of September 30, 2023	6,508,469	1.76	6.33	$18,342
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $7.4 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date. The total grant-date fair value of stock options vested during the nine months ended September 30, 2023 was $1.6 million.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s RSAs activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	64,486	$1.29
Vested	(64,486)	1.29
Outstanding as of September 30, 2023	—	—
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
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the nine months ended September 30, 2023 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	25,010,688	$12.76	583,347	$8.39
Granted	19,351,770	6.75	961,187	8.58
Forfeited	(3,038,849)	11.07	(750,301)	8.15
Vested	(11,376,691)	11.01	(284,046)	7.45
Change in units based on performance	—	—	(206,785)	9.65
Outstanding as of September 30, 2023	29,946,918	9.71	303,402	9.60
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to four years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $4.2 million and $10.1 million for the three and nine months ended September 30, 2023, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2022, respectively.
Optogration Milestone Awards
As part of the acquisition of Optogration, Inc. in August 2021, the Company owed up to $22.0 million of post combination compensation related to certain service and performance conditions (“Optogration Milestone Awards”). In August 2022, the Company issued 1,632,056 shares of Class A common stock for $11.0 million of the Optogration Milestone Awards and in August 2023, the Company issued 1,527,788 shares of Class A common stock for the remaining $11.0 million obligation.
Freedom Photonics Awards
As part of the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In May 2023, the Company issued 634,994 shares of Class A common stock and 492,176 RSUs for $3.9 million and $3.5 million, respectively, of the post combination compensation due to achievement of the service and performance conditions. As of September 30, 2023, it is probable that the remaining conditions will be met for an amount equal to approximately $20.9 million of post combination compensation.

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
On March 16, 2023, the Board granted a $12.0 million stock-price based award to the Company’s Executive Vice President & General Manager that vested in six tranches of $2.0 million each, upon achievement of the six stock price milestones of $20, $25, $30, $40, $50 and $60 based on 90 trading day volume-weighted average price of a share of common stock over a 7.0 years performance period. The grant date fair value per share of the award granted to the said executive was $8.58 per share. On June 20, 2023, this award was modified to settle in a fixed number of shares and the impact of modification was not material. In September 2023, this award was forfeited and the impact of forfeiture was not material.
The Company measured the compensation cost for the management awards outlined above using a Monte Carlo simulation model and recorded $5.6 million and $16.9 million in stock-based compensation expense related to these awards in the three and nine months ended September 30, 2023, respectively.
The Company’s management awards activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,800,000	$8.48
Granted	370,000	6.80
Forfeited	(370,000)	6.80
Outstanding as of September 30, 2023	11,800,000	8.48
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$2,255	$5,430	$6,842	$14,205
Research and development	12,886	11,326	50,898	27,142
Sales and marketing	6,536	3,821	22,156	9,430
General and administrative	23,205	31,974	80,135	67,097
Total	$44,882	$52,551	$160,031	$117,874

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity Classified Awards:
Stock options	$491	$714	$1,752	$1,984
RSAs	—	162	61	183
RSUs	33,593	33,930	106,631	84,484
Management awards	5,560	5,522	17,059	9,017
ESPP	402	293	1,150	450
Liability Classified Awards:
Equity-settled fixed value	4,150	1,894	10,066	5,013
Optogration	495	5,312	6,154	8,759
Freedom Photonics	687	3,155	10,219	5,955
Other	(496)	1,569	6,939	2,029
Total	$44,882	$52,551	$160,031	$117,874
Note 12. Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2023 and 2022 was not material. The effective tax rate was 0.1% and 0.2% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
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
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,111	$1,722	$6,111	$4,435
Variable lease cost	494	546	1,528	1,616
Total operating lease cost	$2,605	$2,268	$7,639	$6,051
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(5,358)	$(4,430)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,335	16,749

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$19,660	$21,244
Operating lease liabilities:
Operating lease liabilities, current	$6,475	$5,953
Operating lease liabilities, non-current	15,551	16,989
Total operating lease liabilities	$22,026	$22,942
Weighted average remaining terms were as follows (in years):

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	4.01	4.43
Weighted average discount rates were as follows:

	September 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.97%	5.45%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2023 (remaining three months)	$1,951
2024	6,123
2025	5,789
2026	5,310
2027	4,208
2028	1,363
Total lease payments	24,744
Less: imputed interest	(2,718)
Total leases liabilities	$22,026
Note 14. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $104.1 million as of September 30, 2023.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of September 30, 2023. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same wrongdoing alleged in the first lawsuit described above.
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended September 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$11,229	$5,730	$16,959	$—	$16,959
Depreciation and amortization	11,231	701	11,932	—	11,932
Operating income (loss)	(131,943)	673	(131,270)	2,341	(128,929)
Other significant items:
Segment assets	676,874	79,237	756,111	(203,233)	552,878
Inventories, net	15,800	935	16,735	(37)	16,698

	Three Months Ended September 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$6,777	$6,008	$12,785	$—	$12,785
Depreciation and amortization	1,176	654	1,830	—	1,830
Operating income (loss)	(116,601)	1,868	(114,733)	(221)	(114,954)
Other significant items:
Segment assets	765,241	53,000	818,241	(75,733)	742,508
Inventory	8,838	536	9,374	(221)	9,153

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$31,640	$16,025	$47,665	$—	$47,665
Depreciation and amortization	17,423	2,045	19,468	—	19,468
Operating income (loss)	(393,794)	(22,157)	(415,951)	1,235	(414,716)
Other significant items:
Segment assets	676,874	79,237	756,111	(203,233)	552,878
Inventory	15,800	935	16,735	(37)	16,698

	Nine Months Ended September 30, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$16,854	$12,718	$29,572	$—	$29,572
Depreciation and amortization	2,696	1,678	4,374	—	4,374
Operating income (loss)	(304,370)	2,866	(301,504)	(221)	(301,725)
Other significant items:
Segment assets	765,241	53,000	818,241	(75,733)	742,508
Inventory	8,838	536	9,374	(221)	9,153
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
Three customers, customers A, B and C of Autonomy Solutions segment, accounted for 32%, 14% and 14% of the Company’s revenue for the three months ended September 30, 2023. Two customers, customers A and B, accounted for 30% and 16% of the Company’s revenue for the nine months ended September 30, 2023. Two customers, customers A and B, accounted for 30% and 12% of the Company’s revenue for the three months ended September 30, 2022. Two customers, customers B and A, accounted for 25% and 13% of the Company’s revenue for the nine months ended September 30, 2022.
Note 16. Subsequent Event
On November 7, 2023, the Compensation Committee approved new cash and stock based awards for Thomas J. Fennimore, Chief Financial Officer and Alan Prescott, Chief Legal Officer. See Item 5 for details.

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
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners. We remain on track to complete the validation process in the rest of 2023 to achieve start of production (“SOP”) readiness at the new manufacturing facility in Mexico built in conjunction with our contract manufacturing partner Celestica, which will support our customer’s planned SOP in the first half of 2024.
We continually evaluate opportunities for optimizing our manufacturing processes and product design. In the second quarter of 2023, we began evaluating options for changing sourcing of certain sub-assemblies and components which is expected to reduce future per unit sensor manufacturing costs. In the third quarter of 2023, we finalized and committed to a plan to proceed with a change in our sourcing strategy. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. We expect the transition to new suppliers to be completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in us recording $6.6 million of accelerated depreciation charges in the third quarter of 2023. We expect to record additional accelerated depreciation in the range of $9.0 million to $10.0 million by end of 2024.
Business Updates
In the third quarter of 2023, we successfully passed the initial Run at Rate production audit for Volvo at the manufacturing facility in Mexico, which is a critical milestone ahead of SOP. With the passing of the initial Run at Rate, we are now shifting our primary focus to optimizing our production processes and unit economic costs, as well as ensuring our entire supply chain can ramp up with us in similar quantity and quality. In addition to passing the Run at Rate audit, our Iris LiDAR also completed one of the first official installations onto a Volvo EX90 at Volvo’s Charleston plant in the US.
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
Three customers accounted for 32%, 14% and 14% of the Company’s revenue for the three months ended September 30, 2023. Two customers accounted for 30% and 16% of the Company’s revenue for the nine months ended September 30, 2023. Two customers accounted for 30% and 12% of the Company’s revenue for the three months ended September 30, 2022. Two customers accounted for 25% and 13% of the Company’s revenue for the nine months ended September 30, 2022.
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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$16,959	$12,785	$4,174	33%	$47,665	$29,572	$18,093	61%
Cost of sales	35,119	28,511	6,608	23%	98,784	73,257	25,527	35%
Gross loss	(18,160)	(15,726)	(2,434)	15%	(51,119)	(43,685)	(7,434)	17%
Operating Expenses:
Research and development	62,937	46,308	16,629	36%	199,472	120,358	79,114	66%
Sales and marketing	12,397	10,111	2,286	23%	41,780	26,698	15,082	56%
General and administrative	35,435	42,809	(7,374)	(17)%	122,345	110,984	11,361	10%
Total operating expenses	110,769	99,228	11,541	12%	363,597	258,040	105,557	41%
Loss from operations	(128,929)	(114,954)	(13,975)	12%	(414,716)	(301,725)	(112,991)	37%
Other income (expense), net:
Change in fair value of warrants	2,373	(1,231)	3,604	(293)%	1,345	6,645	(5,300)	(80)%
Interest expense	(2,779)	(2,660)	(119)	4%	(5,717)	(9,088)	3,371	(37)%
Interest income	1,260	1,553	(293)	(19)%	4,770	3,970	800	20%
Other income (expense)	(5,967)	(83)	(5,884)	7089%	(8,245)	(358)	(7,887)	2203%
Total other income (expense), net	(5,113)	(2,421)	(2,692)	111%	(7,847)	1,169	(9,016)	(771)%
Loss before provision for (benefit from) income taxes	(134,042)	(117,375)	(16,667)	14%	(422,563)	(300,556)	(122,007)	41%
Provision for (benefit from) income taxes	296	175	121	nm	305	566	(261)	nm
Net loss	$(134,338)	$(117,550)	$(16,788)	14%	$(422,868)	$(301,122)	$(121,746)	40%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$11,229	$6,777	$4,452	66%	$31,640	$16,854	$14,786	88%
ATS	5,730	6,008	(278)	(5)%	16,025	12,718	3,307	26%
Total	$16,959	$12,785	$4,174	33%	$47,665	$29,572	$18,093	61%
The increase in revenue of our Autonomy Solutions segment in the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to revenue from an increase in sales of our LiDAR sensors and licensing of certain of our intellectual property.
The decrease in revenue of our ATS segment in the three months ended September 30, 2023 compared to the same period in 2022 primarily resulted from a decrease in revenue from non-recurring engineering services. The increase in revenue of our ATS segment in the nine months ended September 30, 2023 compared to the same period in 2022 resulted from an increase in sales of our photodetector chips and the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022.
Cost of Sales
The $6.6 million and $25.5 million increase in the cost of sales in the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to costs associated with increase in sales of sensors, accrual for loss in certain NRE arrangements, Iris industrialization and launch expenses as we approach closer to series production readiness, yield losses, claims from certain contract manufacturers and impairment in carrying value of inventory due to changes in design of our sensors as we get closer to series production and other reasons. In the third quarter of 2023, we finalized and committed to a plan to proceed with change in our sourcing strategy for certain manufacturing activities. Implementation of this plan is expected to result in discontinued use of certain plant, property and equipment assets as they will no longer be needed for their original intended use. We have revised the estimated useful lives of said long-lived assets within the impacted asset group, which resulted in recording depreciation for these assets over an accelerated period. In the third quarter of 2023, we recorded $6.6 million of accelerated depreciation charges associated with this manufacturing and sourcing change.

Operating Expenses
Research and Development
The $16.6 million and $79.1 million increase in research and development expenses in the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to:
•a $5.3 million and $37.9 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense; and
•a $5.5 million and $30.7 million increase in purchased materials, contractor fees and external spend in relation to continued development and testing of our sensor and software products, development activities related to advanced manufacturing as well as data labeling services.
Sales and Marketing
The $2.3 million and $15.1 million increase in sales and marketing expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to increases in personnel related costs including stock-based compensation costs due to increased headcount.
General and Administrative
The $7.4 million decrease in general and administrative expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in stock-based compensation costs.
The $11.4 million increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $18.2 million increase in personnel costs, including stock-based compensation costs, partially offset by
•a $3.1 million decrease in legal, outside consultants, contractors and other costs; and
•a $2.3 million decrease in general liability insurance costs.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
The non-cash gain related to the Private Warrants was $2.4 million and $1.3 million for the three and nine months ended September 30, 2023.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(131,943)	$(116,601)	$(15,342)	13%	$(393,794)	$(304,370)	$(89,424)	29%
ATS	673	1,868	(1,195)	64%	(22,157)	2,866	(25,023)	873%
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
Until we can generate sufficient revenue and profits from sale of products and services to cover our operating expenses, working capital, and capital expenditures, we expect our cash, cash equivalents and marketable securities, and proceeds from debt and/or equity financings to fund our cash needs. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
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
We issued 1,833,829 and 5,599,121 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2023 for net proceeds of $9.1 million and $38.7 million, respectively. As of September 30, 2023, $35.9 million of Class A Common Stock was available for sale under the program.
On May 8, 2023, we entered into an agreement to issue 1,652,892 shares of Class A common stock to a wholly owned subsidiary of TPK, for a cash purchase price of $10.0 million. The 1,652,892 shares of Class A common stock were issued pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act on May 15, 2023.
Additionally, we had granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10.0 million, which was exercised on August 9, 2023.
As of September 30, 2023, we had cash and cash equivalents totaling $74.7 million and marketable securities of $246.2 million, totaling $321.0 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as the increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.7 billion as of September 30, 2023. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(194,526)	$(133,559)
Investing activities	139,504	(59,080)
Financing activities	62,105	(80,760)
Operating Activities
Net cash used in operating activities was $194.5 million during the nine months ended September 30, 2023. Net cash used in operating activities was due to our net loss of $422.9 million adjusted for non-cash items of $244.7 million, primarily consisting of $160.0 million of stock-based compensation, $31.5 million of vendor payments in stock in lieu of cash, $17.3 million of inventory write-offs and write-downs, $19.5 million of depreciation and amortization, $7.8 million of loss on marketable securities and $1.3 million of change in fair value of warrant liabilities, and cash used for operating assets and liabilities of $16.4 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $139.5 million in the nine months ended September 30, 2023 was comprised of cash proceeds from sales and maturities of marketable securities of $51.6 million and $390.8 million, respectively, offset by $269.2 million related to purchases of marketable securities, $21.1 million in cash spent for capital expenditures, and $12.6 million cash paid for acquisition of certain assets of Seagate.
Financing Activities
Net cash provided by financing activities of $62.1 million in the nine months ended September 30, 2023 was comprised of $38.7 million cash received from sale and issuance of shares of Class A common stock under the Equity Financing Program, $20.0 million cash received from issuance of shares of Class A common stock to a wholly owned subsidiary of TPK, $2.6 million cash received from exercises of stock options, $1.4 million of proceeds from sale of Class A common stock under our employee stock purchase plan, offset by $0.6 million cash paid for employee taxes related to stock-based awards.
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
During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2022 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
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
We had cash and cash equivalents, and marketable securities totaling $321.0 million as of September 30, 2023. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of September 30, 2023, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 9, 2023 and September 20, 2023, we issued 1,490,313 shares and 436,158 shares, respectively, of Class A common stock in lieu of cash for an investment in a SAFE of Plus Automation, Inc. We also issued 298,062 shares, 91,858 shares and 142,247 shares of Class A common stock to certain service providers for services rendered to us pursuant to a private placement on August 9, 2023, September 20, 2023 and November 1, 2023, respectively. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended September 30, 2023, the following Section 16 officers adopted “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act) as described in the table below, which were subsequently terminated on November 8, 2023:

Name and Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Thomas J. Fennimore Chief Financial Officer	September 15, 2023	Up to 375,000 shares of Class A common stock to be sold	Until June 17, 2024 or earlier as provided in the Plan(1)
Alan Prescott Chief Legal Officer	September 19, 2023	Up to 180,000 shares of Class A common stock to be sold	Until August 5, 2024 or earlier as provided in the Plan(1)
(1) Plans were terminated on November 8, 2023.
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 8, 2023, the Compensation & Human Capital Management Committee (the “Compensation Committee”) of the Board of Directors of the Company approved executive compensation letter agreements (the “Executive Compensation Letter Agreements”) with its named executive officers, Thomas Fennimore, the Company’s Chief Financial Officer, and Alan Prescott, the Company’s Chief Legal Officer. The Executive Compensation Letter Agreements were approved in recognition of Messrs. Fennimore’s and Prescott’s dedication and commitment to the Company and to incentivize them to continue their efforts to grow long-term stockholder value.
Cash Awards
Pursuant to the Executive Compensation Letter Agreements, Mr. Fennimore and Mr. Prescott each will receive the following cash bonuses in lieu of the annual discretionary performance-based cash bonuses described in their existing offer letters with the Company:

•Thomas Fennimore: Quarterly bonus of $75,000, commencing with the fourth quarter of the Company’s 2023 fiscal year and ending with the quarter ending December 31, 2029, subject to his continuous active employment through the end of each quarter.
•Alan Prescott: Quarterly bonus of $37,500, commencing with the fourth quarter of the Company’s 2023 fiscal year and ending with the quarter ending December 31, 2026, subject to his continuous active employment through the end of each quarter.
In addition, Messrs. Fennimore and Prescott will be eligible to receive a special bonus; in the case of Mr. Fennimore of $700,000 for five installments and in the case of Mr. Prescott of $300,000 for one installment and $425,000 for 4 installments, both commencing November 15, 2023 through October 15, 2024, subject to the officer’s continuous active employment through each payment date, which special bonuses are subject to a ratable clawback of net post-tax amounts paid in the event of a resignation or termination for “cause” (defined to be generally consistent with the definition under the Company’s 2020 Amended and Restated Equity Incentive Plan (the “Equity Plan”)) within two years of the first payment date.
Additionally, for Mr. Fennimore, the Company will make a charitable donation on his behalf of 50,000 shares of Company stock in each of 2023 and 2024 or its cash equivalent.
Equity Awards
Messrs. Fennimore and Prescott will be eligible to receive restricted stock units (“RSUs”) for each year from 2024 through 2029 for Mr. Fennimore and through 2026 for Mr. Prescott based on achievement of annual performance goals with respect to the immediately preceding year (“Annual Performance Awards”). The number of RSUs to be awarded in a year will be determined based on actual achievement of the annual performance goals established by the Compensation Committee based on the Company’s approved operating plan in respect of the immediately preceding year, with such awards ranging from 137,500 RSUs at threshold level, 550,000 RSUs at the target level, and 825,000 RSUs at the maximum level for extraordinary performance (interpolated linearly between target levels, as applicable) as set forth in the Executive Compensation Letter Agreements. For calendar year 2023, related to the potential award to be made in 2024, the Compensation Committee has determined that annual performance goals will be weighted 50% based on revenue and 50% based on free cash flow, with target performance for the revenue performance goal equal to $81.4 million and target performance for the 2023 4th quarter free cash flow goal equal to $(37) million. Each Annual Performance Award will vest over time as to 1/3 annually for 3 years from the beginning of the performance period to incentivize performance and retention, subject to continues active employment through each vesting date.
Mr. Fennimore and Mr. Prescott will each also receive annual “fixed value” RSU grants (the “Fixed Value Equity Awards”), subject to approval by the Compensation Committee and continuous active service through each annual grant date, with Mr. Fennimore receiving $1,500,000 of Fixed Value Equity Awards annually commencing December 5, 2023 through December 5, 2023 2028 and Mr. Prescott receiving $1,500,000 of Fixed Value Equity Awards annually commencing December 5, 2023 through December 5, 2025.
In the event of a “Change in Control” (as defined in the Equity Plan), and subject to continuous active service through the Change in Control, all then-outstanding unvested RSUs held by Messrs. Fennimore and Prescott which are subject to Fixed Value Equity Awards and Annual Performance Awards will immediately vest as of such Change in Control.
Lock-up
Mr. Fennimore and Mr. Prescott have each agreed to certain “lock-up” arrangements restricting their sale or disposition of shares of the Company’s Class A Common Stock, subject to certain exceptions, until April 30, 2025.
Involuntary Termination
If Mr. Fennimore or Mr. Prescott is terminated by the Company “without cause” or due to his death, then subject to the officer’s execution and nonrevocation of a customary severance agreement and release of all claims (the “Release”), (i) the Company will pay an amount equal to twelve (12) months of his base salary, payable in a lump sum on the effective date of the Release and (ii) 100% of any then-outstanding and unvested shares subject to any Annual Performance Award(s) granted to him will immediately vest as of the date of termination.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Amended and Restated Bylaws of the Company (as amended on March 17. 2023).	8-K	001-38791	3.1	03/21/23
12/8/20
10.1†	Luminar Technologies, Inc. Amended and Restated Director Compensation Policy.					X

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

† Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: November 8, 2023	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)