Form 10-K
period 2023-12-31
Luminar Technologies, Inc./DE
filed 2024-02-28
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.9 billion as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The Nasdaq Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2024, the registrant had 324,798,757 shares of Class A common stock, par value $0.0001 per share and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K and include statements regarding product plans, future growth, sales estimates/Order Book numbers, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth and anticipated impacts on our business of any future health epidemics and outbreaks. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are selected for inclusion in autonomous driving or Advanced Driving Assistance Systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics, including Order Book, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our customers; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to build, launch, receive regulatory approval, sell, and service insurance products as well as market and differentiate the benefits of LiDAR-based ADAS to consumers; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of COVID-19 pandemic or other infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine, as well as trade disputes with China and including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities; and those other factors discussed in the section entitled “Risk Factors” in this Form 10-K. You should specifically consider the numerous risks outlined in the section of this Form 10-K entitled “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I
ITEM 1. BUSINESS.
Overview
Luminar is a global automotive technology company ushering in a new era of vehicle safety and autonomy. Over the past decade, Luminar has been building our light detection and ranging (LiDAR) sensor from the chip-level up, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles, as well as other adjacent markets.
The global automotive and mobility sector is increasingly focused on safety and autonomy, specifically next-generation advanced driver assistance systems, or ADAS, and highway autonomy for passenger and commercial vehicles. Our LiDAR technology provides increased situational awareness in a broad range of driving environments through improved and higher confidence detection and planning at all vehicle speeds. Beyond sensor hardware, our product portfolio has expanded to include in-development perception and decision-making software, as well as high definition “3D” mapping that we anticipate will monetize the ecosystem of improved safety and autonomy created by our LiDAR.
Our Markets
The Society of Automotive Engineers (“SAE”) defines levels of vehicle automation as follows, which SAE updates from time to time:
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
•Level 2—Partial Driving Automation: In this level, the human is fully responsible for all DDT at all times, even if an active safety system assists in the task. When the controls from an L1 system are operated by the vehicle simultaneously, such as LCS and ACC, the system is then classified as L2.
The term L2+, while not an officially recognized term, is often used for today’s higher capability L2 systems, many of which add a driver monitoring system, such as camera or steering wheel sensing to ensure the human driver remains engaged, but require that the driver remain attentive at all times. This is considered by safety experts as a challenging phase because the systems may work well for long periods of time, and can lull drivers into trust and complacency.
•Level 3—Conditional Driving Automation: In this level, the automated driving system (“ADS”) performs the entire DDT while engaged. The driver is responsible to verify the operational readiness of the ADS, determine whether to engage the system, and becomes the fallback-ready user when the ADS is engaged. The ADS permits engagement and operation only within its operational design domain (“ODD”). However, the ODD is often limited to highway applications within certain speed parameters. An example is a traffic jam assist feature that allows the driver to stop paying attention for short periods of time at lower speeds.
• Level 4—High Driving Automation: In this level, the ADS performs the entire DDT while engaged. The driver is responsible to verify the operational readiness of the ADS, determine whether to engage the system, and becomes a passenger when the ADS is engaged (when physically present in the vehicle). The ADS permits engagement and operation only within its ODD. The ODD is expanded in this level to include numerous different driving environments, such as highway and urban.
•Level 5—Full Driving Automation: In this level, the ADS performs the entire DDT while engaged. It is the designation for vehicles that, when placed in automated driving mode, can drive everywhere and in all conditions without human intervention or even occupants.
We believe the market is currently segmented in two distinct categories: (1) ADAS (L0 / L1 / L2 / L2+) and (2) autonomous driving, or AD, (L3 / L4 / L5). Within these two segments, we believe the largest near-term business opportunities exist for technologies that enhance, not replace, the driver, specifically in ADAS (L2+) and conditional highway autonomy applications (L3). We believe our products meaningfully improve ADAS functionality and are also key enablers for highway autonomy.
ADAS and Proactive SafetyTM
ADAS standards are primarily driven by both the European and North American markets. The European New Car Assessment Program (“NCAP”), a voluntary vehicle safety performance assessment program that uses a star safety rating system, requires a minimum level of crash mitigation functionality such as automated emergency braking (“AEB”) (for vehicles, pedestrians, and cyclists), lane keep assist (“LKA”), speed alert systems and other ADAS features for a vehicle to have a 5-star rating. Furthermore, we believe the European Union may be moving toward mandates of certain of these advanced functions.
Until recently, the U.S. was less focused on mandates and instead allowed the U.S. New Car Assessment Program (known as the “Stars on Cars” program) and designations such as the Insurance Institute for Highway Safety “Top Safety Pick” and “Top Safety Pick+” to drive adoption of vehicles with ADAS technologies and provide consumers with an understanding of a vehicle’s advanced crash avoidance capability. In 2020, in conjunction with the National Highway Traffic Safety Administration (“NHTSA”), 20 automakers announced a voluntary effort to equip almost all new passenger vehicles sold in the US with a low-speed AEB system, including forward-collision warning, by mid-2023.
In 2023, NHTSA introduced proposed rulemaking to mandate that passenger vehicles have AEB and Pedestrian AEB and the Federal Motor Carrier Safety Administration introduced proposed rulemaking to mandate AEB in heavy trucks. Final rules are expected soon, and these may require additional hardware and software to meet performance requirements.
With global safety rating programs being the main drivers of adoption and pressure on original equipment manufacturers (“OEMs”) competing to deliver more safety and comfort features to their customers, we believe it is reasonable to expect near complete adoption of at least some ADAS functionalities in new vehicles manufactured and sold in developed markets such as Europe, the United States, Japan, and South Korea by 2026. We expect adoption rates to increase significantly in China as well.
According to the World Health Organization, the number of fatalities globally on roadways still exceeds one million annually and the global macroeconomic costs of vehicle accidents has been estimated at more than $1 trillion globally. While the increasing application of existing ADAS technology should help reduce the number of accidents and fatalities, we believe there is significant room for improvement in these technologies. In particular, we believe there is a significant opportunity to reduce collisions with a capable LiDAR sensing system that increases the quality and reliability of the perception data collected by vehicles and enables improved ADAS functionality in a wider range of environmental conditions, including at higher speeds and at night. We have been developing a turn-key ADAS system known as Proactive SafetyTM which leverages our core sensor and software technologies. Intended functionality for Proactive SafetyTM that is currently under development includes Automatic Emergency Braking, Automatic Emergency Steering, and Adaptive Cruise Control. If implemented, these are expected to represent a new generation of vehicle safety functionalities that enable more accident avoidance rather than merely mitigation of crash severity.
Highway Autonomy
Our focus since inception has been to enable ubiquitous safety and autonomy. We view highway autonomy, in combination with Proactive SafetyTM, as providing the most value to the end consumer for the foreseeable future. The market appears to be trending in this direction, targeting hands-off and eyes-off operations in a more controlled setting than the urban environment. Historically, there has been a significant focus on investment and development of Level 4 robo-taxi solutions; however, this is proving to be a much more complex and expensive challenge to solve than many companies anticipated. In the past year, the industry has experienced a retrenching of efforts in the robo-taxi space, which we believe has validated our focus from the outset on improving ADAS functionality and enabling highway autonomy. We continue to believe that the passenger vehicles and commercial vehicle sectors focused on these L2+/L3 applications will be the greatest source of demand for our products over the next several years.
Passenger Vehicle Market
The passenger vehicle market is very large. We expect that approximately 100 million new passenger and commercial vehicles will be manufactured annually, on average, through the end of this decade. An exceptional goal in the automotive industry is to achieve widespread adoption of next-generation safety and autonomous features in all vehicles for the benefits of safety, economics, and accessibility of transportation. We expect a ramp up of LiDAR and our technology adoption over time as ADAS and autonomous functionalities mature, hardware costs and prices are reduced, and consumers become more familiar with the full benefits and capabilities of a safe autonomy system. We believe there is a substantial market opportunity for our products.

Commercial Trucking Market
The amount of goods transported by trucking globally continues to rise year-over-year. The application of ADAS technology continues to grow and the interest in autonomy for commercial transport remains high. The business case for trucking highway autonomy beyond improved safety also includes: lower operating costs, increased vehicle utilization, and more time spent on the road.
Robo-Taxi Market
The robo-taxi industry remains an area of investment and development by leading technology companies and mainstays from the automotive industry. Despite the timeline for widespread deployment of robo taxies continuing to be pushed out due to the complexity of the technical requirements and headwinds such as the near-term contraction and retrenchment of the industry, the need for regional and federal governmental support, funding for infrastructure, and a sensing and compute solution that must anticipate every possible mixed-traffic scenario, the robo-taxi market remains an important market for LiDAR, both for near-term validation and for long-term demand.
Adjacent Markets
Adjacent markets such as last mile delivery, aerospace and defense, robotics and security offer additional use cases for which our technology is well suited. Our goal is to scale first within our core markets and utilize our robust solutions to best serve these adjacent markets where it makes sense for us and our partners.
Our Products
Our LiDAR and other products are described in further detail below:
Hardware
Iris Family: Our Iris and Iris+ LiDAR combine a 1550nm laser, transmitter, and receiver and provide long-range sensing that we expect will meet OEM specifications for advanced safety and autonomy. This technology provides automotive-grade, efficient, and affordable solutions that are scalable, reliable, and optimal for series production. Our LiDAR sensors are dynamically configurable dual-axis scan sensors that detect objects up to 600 meters away over a horizontal field of view of 120° and a software configurable vertical field of view of up to 30°. This provides high point densities in excess of 200 points per square degree that enables long-range detection, tracking, and classification over the whole field of view. Iris and Iris+ have been refined to meet the size, weight, cost, power, and reliability requirements of automotive qualified series production sensors.
Iris and Iris+ feature our vertically integrated receiver, detector, and application-specific integrated circuit (“ASIC”) solutions that have been developed by our Advanced Technologies & Services (“ATS”) segment companies—Optogration, Freedom Photonics, and Black Forest Engineering. We refer to the internal development of these key sub-component technologies as our “chip-level up” strategy, which we believe gives us a significant advantage in the development of our product roadmap and a competitive moat in the LiDAR industry.
Software
Software presently under development includes the following:
Core Sensor Software: Our LiDAR sensors are configurable and capture valuable information extracted from the raw point-cloud that can be used to promote the development and performance of perception software. Our core sensor software features are being designed to help our commercial partners to operate, integrate, and control our LiDAR sensors, and enrich the sensor data stream before perception processing.
Perception and Mapping Software: Our perception software is being designed to transform our LiDAR point-cloud data into actionable information about the environment surrounding the vehicle. This information includes classifying static objects, such as lane markings, road surface, curbs, signs and buildings, as well as dynamic objects, such as, other vehicles, pedestrians, cyclists and animals. Through internal development, as well as the acquisition of certain assets of Solfice (a.k.a. Civil Maps), we expect to be able to utilize our point-cloud data to achieve precise vehicle localization and create and provide continuous updates to a high definition 3D map of a vehicle’s environment.
Driving Functions Software: Driving function software builds on Core Software and Perception capabilities to deliver control functions for a vehicle to avoid or mitigate collision. Driving functions are expected to also incorporate data from radars and cameras to enable additional features like cross traffic collision avoidance, traffic sign assist, emergency braking, and emergency steering.
Tools: These products help visualize and configure the sensor, replay recorded data, and simulate the sensor.

We refer to our full-stack software platform for safety and autonomy that is expected to enable Proactive SafetyTM and highway autonomy for passenger vehicles and commercial trucks as Sentinel.
Substantially all our software products are in the designing and coding phase of development and had not yet achieved technological feasibility as of the end of 2023.
Competition
The market for LiDAR-enabled vehicle features, on- and off-road, is an emerging one with many potential applications in the development stage. As a result, we face competition in the LiDAR hardware business from a range of companies seeking to have their products incorporated into these applications. We believe we hold a strong position based on our hardware product performance and maturity, as well as our growing ability to develop deeply integrated software capabilities needed to provide autonomous and safety solutions to our customers. Historically, we have also faced competition from Tier 1 suppliers that have pursued various LiDAR investments or partnerships; however, many of these efforts have abated over the past year, and a number of Tier 1 suppliers have exited or abandoned their LiDAR development efforts.
Within the automotive autonomy software space, the competitive landscape is still nascent and primarily focused on developing Level 5 fully autonomous capabilities for robo-taxi or other applications, as opposed to autonomous software solutions for Level 2-3 capabilities in passenger vehicles. Other autonomous software providers include in-house OEM software teams; automotive silicon providers; large technology companies; and newer technology companies focused on autonomous software. We partner with certain autonomous software providers to provide our LiDAR and other products into the passenger vehicle, commercial truck, and robo-taxi markets.
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
As of January 2024, we had 163 issued patents (149 U.S. and 14 international), 195 pending applications (118 U.S. and 77 international), of which six U.S. application has been allowed. In addition, as of January 2024 we had four registered U.S. trademarks, 65 registered foreign trademarks and 92 pending trademark applications.
Manufacturing Process
We design certain critical semiconductor components in-house, including our receiver ASIC and Indium Gallium Arsenide (“InGaAs”) photodiode.
In 2021, we executed contract manufacturing services agreements to enable series production of our Iris LiDAR sensors with Celestica and Fabrinet. We remain on track to achieve start of production (“SOP”) of Iris in the first half of 2024 at the dedicated manufacturing facility in Mexico, owned and operated by Celestica.
In 2023, we executed a contract manufacturing services agreement with TPK to build and operate a high volume facility in Asia. In the third quarter of 2023, we commenced the process of series production tooling for Iris+ in partnership with TPK at the said Asia facility.
Research and Development
Our research and development activities occur in various locations in the United States, Germany, Sweden, China and India.
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
The automotive value chain characteristically involves research and feasibility studies, followed by long-term product development cycles, including testing and qualification with automakers which can last for several years. In general, automaker agreements do not guarantee potential volumes, or timing of purchases to their suppliers during this product development cycle. Instead, typically, after initial research and feasibility agreements and extensive competitive negotiations, automakers enter into development agreements that establish collaborations or partnerships to develop and integrate technology into the automaker’s vehicles or platforms intended for series production, frequently accompanied by non-recurring engineering (“NRE”) projects. While these collaboration or partnership agreements provide automakers the right to terminate the relationship without purchasing any production volume, factors such as difficulty of integrating complex technologies, sunken costs relating to NRE projects, impact on product roadmap, time to market, and risk of being unable to secure future supply may deter automakers to cancel collaboration or development agreements. Automakers typically only enter into blanket purchase orders or other definitive supply agreements with binding commitments several months before production is expected to begin. We identify major commercial wins only when we have entered into a collaboration, development, partnership or other similar agreement and have reason to believe that such engagement is expected to result in future series production. Given the customary business practices in the automotive industry, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue (See Item 1A, Risk Factors for the definition of a major commercial win and further discussion of risk).
Government Regulation
Automotive safety regulation in the area of autonomy is split between two categories: (1) SAE Level 0-2 (including active safety, driver assist, and conditional autonomy); and (2) SAE Level 3-5 (partial through full autonomy, commonly referred to as “higher autonomy”). In general, throughout the world, there is a positive legal environment that encourages consumer sale and use of SAE Level 0-2 functionality. The legal environment for SAE Level 3-5 functionality varies, generally encouraging the safe testing and development of higher autonomy functions, but restricting consumer use in personal vehicles and commercial use, as in automated trucking and taxis in many regions.
In the U.S., at both the federal and state level, nearly all SAE Level 0-2 functionality is permitted, while SAE Level 3-5 enjoys a positive environment for on-road testing and development, but mixed opportunities to deploy in consumer and commercial use. Federal regulation does not prohibit higher levels of autonomy today, but if NHTSA deems an autonomy system unsafe, it would order a recall to remove vehicles from the road. Thus far, several U.S. states have expressly permitted SAE Level 4-5 levels of autonomy, while many remain silent, and others have laws that limit driverless operation. We believe regulations related to automotive autonomy technologies will continue to evolve to remove hurdles as state and federal regulators gain more experience with the technology.
In Europe, China, and the rest of the world, most automotive safety is regulated by a common system under the United Nations Economic Commission for Europe (UN/ECE). Under current UN/ECE standards, SAE Level 0-2 functionality may be deployed with certain restrictions, such as road type and with driver monitoring, and certain SAE Level 3 systems, such as so-called “traffic jam assist” systems, may be introduced with speed limitations determined by the detection range, but higher SAE Level 4-5 functionality is limited to testing only or narrow exceptions. Safety regulators continue to work on standards for autonomy, but we expect this development process to be slow. However, China has increasingly departed from the common UN/ECE standards and is more likely to create its own regulations allowing higher levels of autonomy in the nearer term and has developed regions and cities for higher levels of autonomy based on local regulation.
Given the intense work in these regulatory areas, there is a positive environment for deploying our LiDAR technology and Proactive SafetyTM today in SAE Level 0-2 systems. While there is risk that SAE Level 3-5 systems may be delayed by regulation in some countries, we expect a workable path forward over the next several years as a more permissive regulatory and political environment develops.
Employees
As of December 31, 2023, excluding contractors, we had almost 800 full-time employees primarily in the United States, Germany, Sweden, India and China. None of our employees are represented by a labor union.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants, while aiming towards a talented and diverse workforce. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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
Available Information
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on our Investor Relations website at https://investors.luminartech.com/ or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our governance guidelines, code of conduct, and Board committee charters are also posted on our Investor Relations website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS.
Risk Factor Summary
Investing in our securities involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this Form 10-K and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our securities. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
•our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future, as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
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
•our ability to successfully fund our growth if there are considerable delays in product introductions by us or our customers;
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
•the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and LiDAR industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment;
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
•our ability to build, launch, receive regulatory approval, sell, and service insurance products as well as market and differentiate the benefits of LiDAR-based ADAS to consumers;
•our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks;
•changes in our government contracts business and our defense customers’ business due to political change and global conflicts;
•the nature of our sales which have been primarily to customers making purchases for R&D projects and project-based orders which may cause potentially significant fluctuations in our quarterly and annual results of operations;
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

•whether the complexity of our products and new mass production introduction results in undetected defects and reliability issues which could reduce market adoption of our products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims;
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
•interruption or failure of our information technology and communications systems and cybersecurity risks to our operational systems, security systems, infrastructure, and integrated software in our LiDAR solutions;
•strict government regulation that is subject to amendment, repeal or new interpretation and our ability to comply with modified or new laws and regulations applying to our business;
•changing government regulations relating to vehicle safety and autonomous vehicles that could prevent, delay or negatively affect the quality of ADAS and autonomy systems introduced by our OEM customers;
•market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine;
•growing trade and national security disputes with China, including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities in the United States, Europe, and China;
•whether the concentration of our stock ownership and voting power limits the ability of our stockholders to influence corporate matters; and
•risks related to our indebtedness.

Risk Factors
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $571.3 million, $445.9 million and $238.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin high volume commercial deliveries of our LiDAR-based products, which are not expected to begin until the second half of 2024 and may occur later or not at all as we face challenges setting up outsourced manufacturing. Even if we successfully develop and sell our LiDAR and software solutions, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our LiDAR solutions, which may not occur.
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
•effectively manage our growth and business operations;
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
•protecting our intellectual property;
•developing our insurance business;
•acquiring businesses of strategic importance; and
•investing in legal, accounting, human resources, and other administrative functions necessary to support our operations as a public company.
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
•failure of our customers to commercialize autonomous systems that include our solutions, or delays thereof;
•our ability to create, validate, and manufacture at high volume, and ship product to customers;
•our inability to effectively manage our inventory or manufacture products at scale;
•our inability to enter new markets or help our customers adapt our products for new applications; or
•our failure to attract new customers or expand orders from existing customers or increasing competition.
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
Through the end of 2023, although we have certain purchase orders, none of our customers have completed their on-going testing and validation with us and there is no assurance or guarantee that any of our customers, including any for which we have announced a “major win” or “major commercial win” will ever complete such testing and validation or enter into a definitive volume production agreement with us or that we will receive any revenues forecasted in connection with such “major win” or “major commercial win”.
The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be as long as seven or more years. The development cycle in certain other markets can be several months to a few years. These development cycles result in us investing our resources prior to realizing any revenue from the commercialization or obtaining any firm commitments of pricing, volume or timing of purchases of our products by our customers. Further, we are subject to the risk that customers cancel or postpone implementation of our technology, as well as that we will not be able to integrate our technology successfully into a larger system with other sensing modalities. Additionally, our revenue could be materially less than forecasted estimates if the system, product or vehicle model that includes our LiDAR products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition, and we cannot provide any assurance that we will be able to successfully fund our growth if there are considerable delays in product introductions by us or our customers. Thus, even if we have been successful in obtaining major commercial wins, long development cycles and product cancellations or postponements and failures to successfully integrate our technology may materially and adversely affect our business, results of operations and financial condition.
Our forward looking estimates of certain financial metrics may prove inaccurate.
We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. These estimates include our assessment of whether a “major win” or “major commercial win” has occurred. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. The factors which may cause actual amounts to differ from our estimates include, without limitation:
•the extent to which customers who have selected Luminar for a major commercial win include our hardware and software products into their systems, products or vehicle models, including the percentage or take rate within a vehicle configuration planned for production by our customers which may change over time;
•the extent to which Luminar meets contractual terms and conditions and whether there are any series production delays, whether caused by Luminar or unrelated to our technology;
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
Our revenue estimate for 2023, projected cash position at year end 2023 and timing to achieve positive gross margin have differed from our actual results due to one or more factors mentioned above. If we fail to meet the financial estimates or targets we provide, or if we find it necessary to revise such estimates or targets, the market value of our Class A common stock could be adversely affected.
In addition, we use “Order Book” as a metric to measure performance against anticipated achievement of planned key milestones of our business. Order Book is defined as the forward-looking cumulative billings estimate of Luminar’s hardware and software products over the lifetime of given vehicle production programs which Luminar’s technology is expected to be integrated into or provided for, based primarily on projected / actual contractual pricing terms and our good faith estimates of volume. Estimated volume is based on public market data or estimates from customers multiplied by the estimated percentage of the customer’s vehicle volume that will be equipped with our products, known as a “take rate”. The “take rates” are estimated at 100% where a customer has chosen our products as standard equipment and 25% where a customer has chosen our product as optional equipment.
We estimate our Order Book as of the date of this filing to be approximately $3.8 billion.
We include “awarded programs” in our Order Book when we have obtained a written or verbal agreement, a nomination letter, non-binding expression of interest, or other reasonable expression of commitment with a major industry player that we expect to ultimately result in a significant commercial program. Our Order Book as of the date of this filing consists of greater than 25 vehicle lines and commercial programs, including 20+ consumer production vehicle lines across automakers; the remaining including commercial programs with customers in the mobility, trucking, aerospace, and artificial intelligence industries. Our Order Book excludes any passenger vehicle programs for development contracts without a specific series production program identified and unawarded vehicle programs at existing customers.
For the 20+ awarded consumer production vehicle lines in our Order Book, we use estimates for start of production (“SOP”) and end of production (“EOP”) dates and annual production volumes from a leading third-party data source. For vehicle programs where this information is not available from a third party source, we use SOP and EOP dates and annual production vehicles as specified in the customer contract, with an incremental 20% discount applied to arrive at conservative volume estimates. For vehicle programs where our technology is not standardized, we assume a blanket take rate of 25%, which is based on estimates from our customers, as well as reviewing available market data and information from our customers and the industry at large. Our customers’ estimates of take rate range from approximately 5% to approximately 50%. For reference, a 5% increase (or decrease) in the take rate assumption would increase (or decrease) our Order Book estimate by approximately $400 million.
For the “adjacent market” commercial programs, we make good faith estimates of the estimated life-time billings of these programs based on information provided by our customers. We limit the contribution for each of these programs to our Order Book to either $50 million or contractual revenue over the next three years.
We believe Order Book provides useful information to investors as a supplemental performance metric as many of our products are currently in a pre-production stage and therefore there are currently no billings or revenues from commercial grade product sales. OEMs customarily place non-cancelable purchase orders with their automotive component suppliers only shortly before or during production. Consequently, we use Order Book to inform investors about the progress of expected adoption of our technologies by OEMs because there is, in our view, no other better metric available at our stage.
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
•Our technologies may not be successfully integrated into a larger system with other sensing modalities and software.
•The product or vehicle model that is expected to include our LiDAR products may be unsuccessful, including for reasons unrelated to our technology, such as, if optionally equipped, the success of technology or safety packages that include our technology may also include many other features and equipment not in demand by consumers.
•The ultimate consumer take rate for our technology on vehicle programs where our technology is not standardized is still uncertain, and may be different than OEM guidance and what the current market data suggests.
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
We periodically provide estimates of future cost of goods sold and bill of materials which by necessity, are projections based on anticipated rates of future production of our customers and the timing of related expenditures, and there are uncertainties inherent in the creation and interpretation of such data.
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
•the risk of shortages and long lead times in the supply of key components and the risk that our suppliers discontinue or modify components used in its products. For more information about certain risks related to reliance on third-party suppliers, see the risk factor captioned “We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers;”
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
•defects in production processes (including system assembly) either within our facilities, our contract manufacturers’ or at our suppliers’;
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our R&D expenses were $262.2 million, $185.3 million and $88.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program, including our software development efforts, may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.
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
Even if LiDAR products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that LiDAR products will be designed into or included in subsequent generations of such commercialized technology. Many automakers are now concentrating on improving consumer vehicle ADAS technology and creating new conditional automation systems; however, as these products and features are newly emerging, consumer acceptance and pricing desirability remains uncertain, and automakers may discontinue or decrease use in favor of cheaper vehicles, particularly if government regulations and safety ratings do not support ADAS technology. In addition, we expect that initial generations of fully autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of geopolitical instability, rapid inflation, and potential recession. Educating customers about LiDAR, its advantages over other sensing technologies and LiDAR’s ability to convey value in different industries and deployments is also an integral part of developing new business and the LiDAR market generally and if customers have a negative perception of, or experience with, LiDAR or a competitor’s LiDAR products, they may be reluctant to adopt LiDAR in general or specifically our products. Our investments and efforts to educate potential customers and the market generally and to counter any adverse statements made by competitors or other market participants thus may not be successful.
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
Addressing these requirements can be time-consuming and costly. The market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our LiDAR products or at all. We cannot be certain that LiDAR will be sold into these markets, or any market outside of the automotive market, at scale. Adoption of LiDAR products, including our products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of LiDAR and LiDAR-based products meet users’ current or anticipated needs, whether the benefits of designing LiDAR into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by LiDAR technology and whether LiDAR developers such as us can keep pace with rapid technological change in certain developing markets, and changes in the global economy or automotive industry caused by international relations. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.

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
Some of the components that go into the manufacture of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to manage our supply chain to manufacture and deliver our products at scale. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components, including integrated circuits which are in short supply in the near term, and the risk that our suppliers discontinue or modify components used in its products. We have a global supply chain and health epidemics and outbreaks, as well as geopolitical events, and government trade restrictions, may adversely affect our ability to source components in a timely or cost effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. Increasing international tensions related to national security matters between China and the United States and its allies as well as increasing tariffs or export or import restrictions also could disrupt our critical supply chain. For example, our products depend on lasers and we currently consume a substantial portion of the available market. Any shortage of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.
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
•delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;
•fluctuations in demand pressures for our products;
•the mix of products sold in any quarter;
•the impact of health epidemics and outbreaks and the time it takes for economic recovery;
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
•deterioration of international relations, especially related to China, which could disrupt the global automotive industry or LiDAR products specifically; and
•general economic, industry and market conditions, including trade disputes.
Our transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.
We are in the process of transitioning from a manufacturing model in which we primarily manufactured and assembled our products in low volumes at our Orlando, Florida location, to one where we rely on third-party contract manufacturers (“CMs”) in Mexico, Thailand, China and potentially other foreign and domestic locations. We believe the use of CMs will have benefits, but in the near term, while we are beginning manufacturing with such CMs, we may lose revenue, incur increased costs and potentially harm our customer relationships. For example, in evaluating opportunities for optimizing our manufacturing and product design processes during 2023, we have committed to a plan to proceed with a change in our sourcing strategy. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. We expect the transition to new suppliers under this initiative to be completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in us recording $9.2 million of accelerated depreciation charges in the year ended December 31, 2023. We expect to record additional accelerated depreciation in the range of $6.0 million to $7.0 million by end of 2024. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets. Therefore, we could record additional depreciation, write-off or other related costs. We may in the future implement other restructuring activities, which may include actions like reduction in workforce or changes in use of certain properties and other assets. Significant judgment is required to estimate restructuring costs, and these estimates, and the assumptions underlying them, may change as additional information becomes available or facts or circumstances related to restructuring initiatives change.
Reliance on third-party manufacturers reduces our control over the manufacturing process, including our ability to finalize changes through validation and reduces control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including due to natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, geopolitical events, national security and trade restrictions on imports and exports, or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, including those caused by tax or tariff changes, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.
Our sales and operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.
International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 8%, 14% and 29% of our revenue in 2023, 2022 and 2021, respectively. We are committed to growing our international sales. While we have committed resources, and are working closely with OEMs and other collaborators outside the United States, to expand our international operations and sales channels, these efforts may not be successful. We have also commenced international manufacturing operations. International operations, including any manufacturing operations, are subject to a number of other risks, including:
•foreign currency and exchange rate fluctuations;
•local economic conditions;
•geopolitical, political and economic instability, wars and military conflicts, international terrorism and anti-American sentiment, particularly in emerging markets;
•health epidemics and outbreaks;
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
•foreign government regulatory requirements and stringent regulation of motor vehicles the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including but not limited to UN/ECE vehicle regulations, General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;
•national security and international trade restrictions on our hardware and software such as restrictions on import or export, particularly as related to U.S.–China relations;
•difficulties and costs of staffing and managing foreign operations;
•import and export laws and requirements and the impact of tariffs;
•potentially adverse tax consequences and changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and

•U.S. and foreign government restrictions on certain sales and technology transfer to certain countries of concern, in particular potential U.S.–China trade restrictions relating to semiconductors, artificial intelligence and autonomous systems, and cybersecurity.
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
In 2023, we executed a manufacturing services agreement with TPK, a Taiwanese contract manufacturer that will manufacture our LiDARs at a factory in China, utilize certain components and raw materials from China, and expect a significant amount of our global OEM customers future sales to be in China. Any failure in our ability to establish our presence in China, grow our relationship with the Chinese OEM, serve our global OEMs in China and suppliers, successfully launch our products and maintain product quality, or to realize the anticipated benefits of our relationships could harm our brand, prospects, financial condition and operating results and have an adverse effect on our business. Our operations in China could also expose us to substantial risks associated with doing business in China, such as, risks and regulations related to taxation, inflation, manufacturing, environmental, privacy, anti-mapping, cybersecurity, foreign currency exchange rates, as well as political risks, intellectual property risks, tariffs, import and export restrictions, the labor market and property and financial regulations. Additionally, we would need to maintain compliance with the market’s rapidly changing regulations, including ongoing development of standards to define deployment requirements for higher levels of autonomy.
Our ability to operate in China may also be adversely affected by changes in, or our failure to comply with, Chinese laws, regulations and standards. As we hire personnel to maintain our operations in China, we are exposed to risks associated with any changes to the employment and labor laws in China, which could increase our operating costs in China. There is also significant uncertainty about the future relationship between the United States and China with respect to political risks, including but not limited to, trade policies, technology transfer restrictions in import and export, treaties, government regulations and tariffs.
Actions by the United States and China that may restrict the import, export or sale of, or reduce governmental support for, LiDARs and related components may result in reciprocal restrictions and escalation that could impair our ability to compete effectively and supply products to the inherently global automotive industry. Recent restriction by the United States on the export of certain AI chips and support in the CHIPs Act for sponsoring semiconductor development, U.S. restrictions on purchasing of certain Chinese LiDARs, Chinese restrictions on the export of certain Chinese LiDARs technology, and Chinese restriction of autonomy software development in China by foreign companies may lead to escalation on both sides that could impair our ability to operate our business successfully in both China and the United States. See “Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations” below.
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
To ensure adequate inventory supply, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of LiDAR products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of LiDAR technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, health epidemics and outbreaks, changing global demand as a result of geopolitical tension or wars, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If our LiDAR products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue and operating results and could result in damage to our brand and customer relationships. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
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
While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors, such as geopolitical tension and trade restrictions on supply of semiconductors or LiDARs for automobiles. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on our business, results of operations and financial condition.
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
We are dependent on a collection of large customers with strong purchasing power. In 2023, 2022 and 2021, our top 10 customers represented 66%, 69% and 87% of our revenue, respectively. In 2023, Daimler and Scale.AI, in 2022, Daimler and Scale.AI and in 2021, Daimler and Volvo accounted for more than 10% of our annual revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.
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
If we are unable to achieve technological feasibility and commercialize our software products, including our perception and decision-making software products such as our Proactive Safety™ and highway autonomy features, and other new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position may be negatively impacted and our business, results of operations and financial condition would be adversely affected. The markets in which we compete are characterized by rapid technological change, which requires us to continue to develop new products and product innovations and could adversely affect market adoption of our products.
Our future success may depend upon our ability to develop our software products, including our perception and decision-making software products such as our Proactive Safety™ and highway autonomy features, and our ability to introduce a variety of new capabilities, product offerings and innovations to our existing product offerings, to address the changing needs of the markets in which we offer our products.
We are currently working on developing perception and decision-making software products, including the Proactive Safety™ and highway autonomy features as well as the Sentinel solution, all of which are important components of our business plan and which have not achieved ongoing technological feasibility as of the end of the 2023 fiscal year. We may encounter significant unexpected technical and production challenges, or delays in completing the development of these and other solutions and ramping production in a cost-efficient manner. We cannot guarantee that such software or other new products will be successfully developed, released in a timely manner, or at all, or achieve satisfactory performance or market acceptance and any such failure could materially adversely affect our business, results of operations and financial condition, and cause our stock price to decline.
Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply and we may not be able to achieve additional design wins with existing or new customers, or achieve broader market acceptance of our solutions. In addition, our success to date has been based on the delivery of our solutions to R&D programs in which developers are investing substantial capital to develop new systems. Our continued success relies on the success of the R&D phase of these customers as they expand into commercialized projects. As autonomous technology reaches the stage of large-scale commercialization, we will be required to develop and deliver solutions at price points that enable wider and ultimately mass-market adoption. Failure to achieve technological feasibility of our software products, or delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology. Lastly, no matter how successfully our software may or may not perform, customers may choose to purchase and incorporate software from more established automotive suppliers or develop software in-house.
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
If we are unable to demonstrate the insurance benefits of LiDAR-based ADAS, develop and obtain regulatory approval to introduce a compelling insurance product, are unable to convey these cost-savings benefits to OEMs, their dealers, and consumers, our business may be negatively impacted. Because insurance rate plan benefits are not exclusive to us, other insurance companies may introduce similar savings plans, and while those will still benefit consumers and support the introduction of LiDARs in general, it may limit future success or longevity of our insurance product, which would negatively affect our business.
Our future success in insurance depends heavily on the technological success of LiDAR-based ADAS to reduce rates of accidents and injuries, whether the software is introduced by us or OEM customers source software elsewhere. While we have demonstrated the benefits of our prototype software in test track testing regimes designed to correlate with real world crash and injury data, there is no guarantee that actual software in production vehicles will operate the same or that it will have the same actuarial result in the real world. We do not have a track record of building, selling, and servicing insurance products, and we may encounter unexpected difficulties, including barriers from regulators due to lack of experience. Even if we are successful in bringing a compelling insurance product to market, OEMs or their dealers who will likely be the point of sale to consumers may ultimately not be interested or unable to convey the benefits, and consumers may not be able to appreciate the cost savings benefits.
We had identified material weaknesses in our internal control over financial reporting as of December 31, 2021. These material weaknesses were remediated in 2022, however, if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with our financial statement close process for the year ended December 31, 2021, we had identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. The material weaknesses we identified resulted from a lack of a sufficient number of qualified personnel within our accounting and internal audit function who possessed an appropriate level of expertise to effectively perform functions relating to control environment, control activities, information and communication and monitoring. In addition, these material weaknesses contributed to material weaknesses in information technology controls and journal entry review. These material weaknesses were remediated during the year ended December 31, 2022.
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
Although we have remediated the material weaknesses, additional weaknesses in our internal controls may be discovered in the future. Any failure to further develop or maintain effective controls, or any difficulties encountered in our implementation or improvement, could adversely affect our operating results, cause us to fail to meet our reporting obligations and result in a restatement of our financial statements for prior periods. If any of these were to occur, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected. In addition, we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had $844.3 million of U.S. federal and $805.3 million of state net operating loss carryforwards available to reduce future taxable income. Of the $844.3 million in U.S. federal operating loss carryforwards, $801.1 million will be carried forward indefinitely for U.S. federal tax purposes and $43.2 million will expire between 2035 and 2037. The $805.3 million of our U.S. state net operating loss carryforwards will expire beginning in 2028. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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
Competition for highly-skilled personnel is often intense, especially in Orlando, Florida and the San Francisco Bay Area, where two of our offices are located, and we may incur significant costs to attract highly-skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Because we believe in an employee compensation philosophy based highly in equity to preserve capital and align employee interests with stockholders, a significant decrease in our stock price or the perceived value of our equity or equity awards may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected and attracting and retaining talent using equity may be more expensive. As we continue the process of “return to the office” and decrease the amount of remote work after COVID-19, we may be unable to retain the talent of employees unwilling to return to the office.
Our business could be materially and adversely affected by health epidemics and outbreaks.
While the impacts and risks related COVID-19 have significantly reduced, any recurrence or new health epidemics or outbreaks could result in a material adverse impact on our or our customers’ business operations including reduction or suspension of operations, disruption of supply chain, or disruption of the global automotive business of our customers, or reduction in the global economy.
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
We have implemented and continue to enhance our cybersecurity controls and systems. The implementation, maintenance, segregation and improvement of these systems requires significant management time, personnel, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Geopolitical tensions and conflicts worldwide, including but not limited to China, may result in changing regulatory requirements, trade policies, export controls, import duties and economic disruptions that could impact our operating strategies in the territories or countries where we currently purchase our components, sell our products or conduct our business, as well as our government contracts and contracts with defense customers. The increasing focus on the strategic national security importance of autonomous vehicles, artificial intelligence (“AI”) technologies, and advanced semiconductors may result in additional regulatory restrictions that target LiDAR specifically, and products and services capable of enabling or facilitating advanced vehicle automation systems or AI systems, including some or all of our product, components, and service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies and advanced semiconductors, and include recent U.S. restrictions on export of advanced semiconductors to China, recent designation and restrictions on U.S. military purchases of LiDAR produced by a company in China, China restriction on the collection and use of mapping data, which is an inhibitor to western companies developing vehicle automation software in China, and China’s recent export restrictions of certain highly specialized LiDARs intended for military use. As geopolitical tensions have increased, products associated with autonomous vehicles and AI, specifically including LiDARs, are increasingly the focus of national security and export control restrictions proposed by stakeholders in the U.S. and its allies as well as China, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China and could negatively and materially impact our business, revenue, and financial results. Furthermore, disruption to worldwide semiconductor supply, including non-advanced semiconductors, has and may continue to affect production of vehicles.
The United States has recently instituted or proposed changes in trade policies that include those related to the treatment of technologies or products similar to LiDARs, and other government regulations affecting trade between the United States and other countries where we conduct our business. Increasing use of economic sanctions may impact demand for our products or services, negatively impacting our business and financial results. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also materially affect our business, financial condition and results of operations.
As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market, our ability to access key components or raw materials needed to manufacture our products (including, but not limited to, rare-earth metals), our ability to sell our products to customers outside of the United States and the demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We have in the past and may in the future become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.
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
We primarily develop automotive products and the automotive industry is subject to specialized regulations in the United States, Europe (UN/ECE), China, and other markets related to safety and the environment. These regulatory regimes are complex and change regularly, which may be a benefit or detriment. If we fail to adhere to these regulations or fail to continually monitor changes and adapt accordingly, we may be subject to litigation, loss of customers or negative publicity and our business, results of operations and financial condition will be adversely affected.
In 2023, the United States introduced new proposed regulations that, if enacted, would mandate Automatic Emergency Braking and Pedestrian Automatic Emergency Braking in passenger vehicles and Automatic Emergency Braking on heavy trucks. If such regulations are strong, they may promote the use of LiDAR-based safety systems, but if they fail to require the benefits that LiDAR-based safety brings, such regulation may impair our ability to introduce LiDAR in favor of weaker performing technologies.
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
Government product safety regulations are an important factor for our business. Historically, these regulations have imposed ever-more stringent safety regulations and reporting requirements for vehicles and laser products. These safety regulations often require, or customers demand, that vehicles have more safety features per vehicle and more advanced safety products.
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
U.S. Food and Drug Administration regulation of lasers limits the transmission power of 905nm lasers compared to 1550nm lasers to mitigate the risk of human eye damage. This causes one performance benefit for our 1550nm LiDARs compared with many of our competitors. Currently, there are research projects within certain trade groups intended to demonstrate that higher power transmission of 905nm lasers is possible without causing eye damage. Should these initiatives succeed and ultimately result in changed regulation, it could reduce or eliminate one competitive advantage of 1550nm LiDARs, adversely affecting our business.
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
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to determine, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that our reputation may be adversely affected if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
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
Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of LiDAR products and intend to enforce the intellectual property portfolio we have built over the years. Unauthorized parties may attempt to copy or reverse engineer our LiDAR technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.
Any such litigation, whether initiated by us or a third-party, could result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results and financial condition. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.
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
Third-party claims that we are infringing their intellectual property rights, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.
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
Our Second Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Chancery Court or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our Second Amended and Restated Certificate of Incorporation. In addition, our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any suit brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act on 1934, as amended (the “Exchange Act”) or any other claim for which the U.S. federal courts have exclusive jurisdiction. The Second Amended and Restated Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
Shares of our Class B common stock, $0.0001 par value per share (“Class B common stock”), have 10 votes per share, while shares of Class A common stock have one vote per share. Austin Russell, our Founder, President and Chief Executive Officer, holds all of the issued and outstanding shares of Class B common stock. Accordingly, Mr. Russell held approximately 75.4% of the voting power of our outstanding capital stock as of December 31, 2023 and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Russell may have interests that differ from the interests of other stockholders of the Company and may vote in a way with which other stockholders of the Company disagree and which may be adverse to other stockholders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of Class A common stock.
In connection with the execution of the merger agreement in connection with our business combination (the “Business Combination”) with Gores Metropoulos, Inc. (“Gores”), Austin Russell entered into a voting agreement, dated as of August 24, 2020 (the “Voting Agreement”) with Gores. Under the Voting Agreement, Mr. Russell agreed that, following the consummation of the Business Combination between, solely if he is involuntarily terminated from his position as the Chief Executive Officer of the Company as a result of his conviction of, or pleading guilty or nolo contendere to, a felony that has a material negative impact on the Company, at any meeting of the stockholders of the Company at which directors are to be elected following the consummation of the Business Combination, Mr. Russell, or any of his permitted successors or assigns, will not vote more than 10% of the Class B common stock he or they beneficially own in any director election.
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
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. Austin Russell controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under the Nasdaq Stock Market rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require our Board to have a majority of independent directors and require that we establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board by independent members of our Board. While we do not currently rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
Our dual class structure may depress the trading price of the Class A common stock.
Our dual class structure may result in a lower or more volatile market price of the Class A common stock or in adverse publicity or other adverse consequences due to disfavor of a dual class structure by certain organizations. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell had previously announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have policies that oppose the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.
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
•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including COVID-19), natural disasters, war, acts of terrorism or responses to these events.
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

In addition, as of December 31, 2023, we had warrants to purchase an aggregate of 5.8 million shares of our Class A common stock outstanding. To the extent remaining warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
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
As of December 31, 2023, our total consolidated indebtedness was $615.4 million, representing the Convertible Senior Notes, net of unamortized debt discount and issuance costs, finance leases and certain secured equipment loans. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, to reduce the number of accounting models for convertible debt instruments. The elimination of the separate accounting described above to reduce the interest expense that we have recognized and expect to recognize in the future for the notes for accounting purposes. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the notes are accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 eliminated the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
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
We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.
The option counterparties are, financial institutions, and we are subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
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
In addition to the impact of the Tax Act on our federal taxes, the Tax Act has impacted our taxation in other jurisdictions, including state income taxes. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition. Additionally, the Internal Revenue Service, (the “IRS”) and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
The current conflict between Ukraine and Russia and Israel-Hamas war have exacerbated market instability and disrupted the global economy and may adversely affect our business, results of operations and financial condition.
The current conflict between Ukraine and Russia and Israel-Hamas war have caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets and disrupting the global economy. The United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia launches sanctions and other retaliatory actions. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia, Ukraine or Israel and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain.
The recent Israel-Hamas war and escalating tensions in the region could result in, among other things, additional supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, any of which may adversely affect our business. In addition, the conflicts, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the global economy.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. These risks affect us, as well as our suppliers, customers, and ultimately their consumers.
We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:
•adoption of frameworks established by the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) for a flexible, tailored, and risk-based approach to cybersecurity, helping to ensure a continuous process of identifying, protecting, detecting, responding, and recovering from cyber incidents;
•alignment with ISO 21434 (automotive security) and ISO 27001 (information security management) standards, addressing cybersecurity aspects of automotive products and the broader information security management system to establish, implement, maintain, and continually improve confidentiality, integrity, and availability, as well as meeting the cybersecurity standards and product requirements established by our OEM customers;
•conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems;

•providing cybersecurity training programs for employees, management, and directors, including conducting periodic phishing tests to promote awareness for all employees and all contractors with access to corporate email systems;
•leveraging industry best practices for incident handling to help identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident, and participating in an industry information sharing and analysis center;
•employing threat intelligence monitoring processes to model, research, and respond to cyber threats in a proactive manner;
•closely monitoring emerging data protection laws and implementing changes to our processes accordingly;
•undertaking a periodic review of public-facing policies and statements related to cybersecurity;
•carrying information security risk insurance that may provide some protection against the potential losses arising from a cybersecurity incident; and
•tracking key performance indicators pertaining to cybersecurity incidents, response and recovery, vulnerabilities, and risks.
These approaches vary in maturity across the business and we work to continually improve them.
Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall enterprise risk management assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
We conduct regular internal reviews of our cybersecurity program which are overseen by our executive management, and material issues are presented to the board of directors. Our cybersecurity department also participates as part of our regular quarterly Disclosure Committee to review risks requiring disclosures in financial reporting.
Our processes also address oversight and identification of cybersecurity threat risks from our use of third-party service providers, including those in our supply chain. This involves, among other things, conducting pre-engagement risk-based diligence and ongoing monitoring as needed. We also engage third-party service providers from time to time to assist in risk assessment and implementation of monitoring tools, and we review our cybersecurity controls with auditors.
Our business strategy, results of operations and financial condition have not been materially affected by cybersecurity risks, threats, or incidents in the past, and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none. We continue to invest in the cybersecurity and resiliency of systems and products and to enhance our internal controls and processes, which are designed to help protect our systems, products, and the information they contain. Nevertheless, we cannot guarantee that we will not be materially affected in the future by such risks or experience future material incidents.
We more fully describe whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under Item 1A. of this Form 10-K. See the risk factors captioned “We may experience difficulties in managing our growth and expanding our operations,” “We are subject to cybersecurity risks to our and our suppliers’ operational systems, security systems, infrastructure, integrated software in our LiDAR solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business” and “Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.”
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.
The Audit Committee of our Board (“Audit Committee”) is responsible for the oversight of cybersecurity, including assessment, prevention, detection, and remediation of cyber risks, threats and incidents. Multiple times per year, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and discusses such matters with our Vice President of IT, who is responsible for cybersecurity and is supported by our Chief Legal Officer. Members of the Audit Committee also regularly engage in ad hoc conversations with management on cybersecurity-related matters and news events and discuss any updates to our cybersecurity risk management and strategy programs. When incidents occur, depending on the nature and severity, the Audit Committee Chair is notified immediately, and incidents are further reviewed periodically with the Audit Committee. Material cybersecurity matters are also periodically reviewed with the full Board of Directors.

ITEM 2. PROPERTIES.
We currently lease approximately 842,991 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2023 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
Orlando, Florida	Corporate headquarters, manufacturing, engineering, research and development and administrative functions	170,294	9/30/2028
Orlando, Florida	Testing	207,487	4/1/2028
Mexico	Manufacturing	320,874	8/31/2032
Sunnyvale, California	Product design, engineering and administrative functions	45,383	11/30/2028
Santa Barbara, California	Semiconductor research and development	20,337	11/30/2026
Colorado Springs, Colorado	Semiconductor research and development	12,900	3/31/2028
Cranbury, New Jersey	Semiconductor research and development	16,464	3/14/2028
Wilmington, Massachusetts	Semiconductor fabrication	7,573	1/30/2025
Germany	Research and development	13,218	12/31/2023
ITEM 3. LEGAL PROCEEDINGS.
Information with respect to this item may be found under the heading “Legal Matters” in Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which information is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our Class A common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the symbol “LAZR.” There is no public trading market for our Class B common stock.
Holders
As of February 15, 2024, there were 324 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the Russell 2000 Index. The period shown commences on December 3, 2020, the date our common stock commenced trading on the Nasdaq Global Select Market, and ends on December 31, 2023. The graph assumes $100 was invested at the close of market on December 3, 2020 in the common stock of Luminar, the NASDAQ Composite Index and the Russell 2000 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2023
200.00
150.00
100.00
50.00
—
12/03/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
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
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information that Luminar’s management believes is relevant to an assessment and understanding of Luminar’s consolidated results of operations and financial condition. The discussion should be read together with “Selected Historical Consolidated Financial and Operating Data of Luminar” and the historical audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon Luminar’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this subsection to “Luminar” refer to the business of Luminar Technologies, Inc., a Delaware corporation, and its subsidiaries prior to the consummation of the Business Combination, which is the business of the post-Business Combination Company and its subsidiaries following the consummation of the Business Combination.
Discussion regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
Overview
We are a global automotive technology company ushering a new era of vehicle safety and autonomy. We are enabling solutions for series production passenger cars and commercial trucks as well as other targeted markets. Over the past decade, Luminar has been building our light detection and ranging (LiDAR) sensor from the chip-level up, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles as well as other adjacent markets.
We are in the process of developing perception and decision-making software, as well as high definition “3D” mapping that we may be able to monetize in the future by offering an ecosystem of improved safety and autonomy created by our LiDAR. As of the end of 2023, substantially all of our software products had not achieved technological feasibility.
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
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners. We remain on track to achieve start of production (“SOP”) at the manufacturing facility in Mexico in the first half of 2024. The facility was built in conjunction with and is operated by our contract manufacturing partner Celestica.
In the second quarter of 2023, we launched our partnership with TPK to build and operate our next high volume facility in Asia. In the third quarter of 2023, we commenced the process of series production tooling for Iris+ in partnership with TPK.
We continually evaluate opportunities for optimizing our manufacturing and product design processes. In the second quarter of 2023, we began evaluating our sourcing strategy with the objective to reduce future per unit sensor manufacturing costs. In the third quarter of 2023, we finalized and committed to a plan to change our sourcing of certain sub-assemblies and components from one supplier to another which will require us to abandon certain equipment located at the legacy supplier. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. We expect the transition to new suppliers to be completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in us recording $9.2 million of accelerated depreciation charges in the year ended December 31, 2023. We expect to record additional accelerated depreciation in the range of $6.0 million to $7.0 million by the end of 2024. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets.
Business Updates
In the first quarter of 2023, we announced the expansion of our partnership with Mercedes-Benz. Mercedes-Benz now plans to integrate our Iris+ LiDAR, and associated technology, across a broad range of its next-generation production vehicle lines by late-decade as optional equipment. We estimate this opportunity to have the potential to generate over $1 billion of revenue over the life of all the vehicle programs, though the actual revenue generated will be subject to many factors, including the ultimate consumer “take rate”. In addition, Polestar announced plans to expand the integration of our technology onto additional models in its future product roadmap, including electric 4-door GT model – the Polestar 5.
In the second quarter of 2023, we executed a manufacturing services agreement with TPK to build and operate an additional high-volume factory. We also announced an agreement with Plus, under which Luminar will be the exclusive provider of long-range LiDAR for PlusDrive, Plus’s factory-installed assisted driving system for commercial vehicles, and Plus will be the exclusive third-party provider of software for certain enhanced driver assist functionality for Luminar to incorporate in our solution offered to commercial vehicle OEMs.
In the third quarter of 2023, we successfully passed the initial Run at Rate production audit for Volvo Cars at the manufacturing facility in Mexico, which is a critical milestone ahead of SOP. In February 2024, we successfully passed the second Run at Rate audit with Volvo Cars, which is another major milestone ahead of SOP, and indicates that we manufactured our LiDAR at the required production rates and necessary quality standards. We will need to pass additional Run at Rate audits by Volvo in advance of the SOP. In addition, our Iris LiDAR also completed one of the first official installations onto a Volvo EX90 at Volvo’s Charleston plant in the US. We also announced a partnership with Gatik, under which Luminar will be the exclusive provider of LiDAR on the next generation of Gatik vehicles.
In the fourth quarter of 2023, we announced an expansion of our ongoing collaboration with Mobileye and Polestar, specifically that Luminar LiDAR will be integrated to the Mobileye Chauffeur platform on the Polestar 4, Polestar’s SUV coupe. This marks the first integration of Luminar into a Mobileye system in a consumer production vehicle.
During the full year of 2023, Luminar also established new commercial arrangements with Scale AI, Pony.AI, Swiss Re, and Applied Intuition, among others. Scale AI is Luminar’s exclusive provider of data labeling services and is licensing certain information from Luminar for certain commercial applications. Pony.AI will be buying Luminar’s LiDAR sensors for its next-generation commercial truck and robo-taxi platforms, targeted for series production by 2025. Our insurance initiative in partnership with Swiss Re is intended to demonstrate and quantify the efficacy of safety improvement of Luminar-equipped passenger vehicles and the corresponding impact on vehicle insurance premiums.
Given the customary business practices in the automotive industry, the rapidly changing nature of the markets in which we compete, and the fact that LiDAR is a new technology in the industry, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item IA of Part I in this Annual Report on Form 10-K.
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
Two customers, customers A and B, of Autonomy Solutions, accounted for 35%, and 11% of our revenue for the year ended December 31, 2023. Two customers, customers A and B, accounted for 17% and 21% of our revenue for the year ended December 31, 2022. Two customers, customers B and C, accounted for 42% and 17% of our revenue for the year ended December 31, 2021.

Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our LiDAR sensors, which primarily consists of personnel-related costs including stock-based compensation for personnel engaged in manufacturing, assembly and related services, material purchases from third-party contract manufacturers and other suppliers which are directly associated with our manufacturing process as well as costs associated with excess capacity. Cost of sales also includes cost of providing services to customers, write downs for excess and obsolete inventory, and shipping costs.
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
The ATS segment provides certain services and components to the Autonomy Solutions segment which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in our consolidated results. We expect our R&D costs to remain elevated for the foreseeable future as we continue to invest in research and development activities to achieve our product roadmap, and we expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments.
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
We expect our general and administrative expenses to increase for the foreseeable future with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Change in Fair Value of Warrants
The warrant liabilities are classified as marked-to-market liabilities and the corresponding increase or decrease in value is reflected in change in fair value of warrants.
Other income (expense), net
Interest income consists primarily of income earned on our cash equivalents and marketable securities. These amounts will vary based on our cash, cash equivalents and marketable securities balances, and also with market rates. Interest expense consists primarily of interest on convertible senior notes issued in December 2021 as well as amortization of premium

(discount) on marketable securities. Other income (expense) includes realized gains and losses related to the marketable securities, as well as impact of gains and losses related to foreign exchange transactions, and impairment of investments and certain other assets.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
Revenue	$69,779	$40,698	$29,081	71%
Cost of sales	142,469	100,983	41,486	41%
Gross loss	(72,690)	(60,285)	(12,405)	21%
Operating Expenses:
Research and development	262,217	185,283	76,934	42%
Sales and marketing	53,097	38,672	14,425	37%
General and administrative	159,815	158,162	1,653	1%
Impairment of goodwill and intangible assets	15,489	—	15,489	nm
Total operating expenses	490,618	382,117	108,501	28%
Loss from operations	(563,308)	(442,402)	(120,906)	27%
Other income (expense), net:
Change in fair value of warrants	1,936	9,222	(7,286)	(79)%
Interest expense	(11,048)	(11,095)	47	—%
Interest income	13,109	5,697	7,412	130%
Losses and impairments related to investments and certain other assets, and other income/(expense)	(10,262)	(6,689)	(3,573)	53%
Total other income (expense), net	(6,265)	(2,865)	(3,400)	119%
Loss before provision for income taxes	(569,573)	(445,267)	(124,306)	28%
Provision for income taxes	1,696	672	1,024	152%
Net loss	$(571,269)	$(445,939)	$(125,330)	28%
Revenue
The following table sets forth a breakdown of our revenue by our segments for the periods presented (in thousands):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
Revenue from sales to external customers:
Autonomy Solutions	$48,835	$24,353	$24,482	101%
ATS	20,944	16,345	4,599	28%
Total	$69,779	$40,698	$29,081	71%
The increase in revenue of our Autonomy Solutions in 2023 compared to 2022 was primarily due to an increase in sales of our LiDAR sensors and licensing of certain information.
The increase in revenue of our ATS segment in 2023 compared to 2022 was primarily due to an increase in revenue from non-recurring engineering services.
Cost of Sales
The $41.5 million increase in the cost of sales in 2023 compared 2022 was primarily due to:
•fixed manufacturing overhead and other costs related to the contract manufacturing facility in Mexico;
•NRE contract losses recorded related to the increase in Iris+ development man-hours and costs;

•costs associated with yield losses, scrap and inventory write-downs as we continued to work through process validation and optimization of the Mexico facility ahead of SOP.
Additionally, in the third quarter of 2023, we finalized and committed to a plan to change our sourcing of certain sub-assemblies and components from one supplier to another which will require us to abandon certain equipment located at the legacy supplier. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned, which resulted in recording depreciation for these assets over an accelerated period. In 2023, we recorded $9.2 million of accelerated depreciation charges associated with this manufacturing and sourcing change.
Operating Expenses
Research and Development
The $76.9 million increase in research and development expenses in 2023 compared to 2022 was primarily due to:
•a $42.1 million increase in personnel-related costs driven mainly by increased headcount and an increase in stock-based compensation expense;
•a $17.6 million increase in purchased materials, contractor fees and external spend in relation to continued development and testing of our sensor and software products, development activities related to advanced manufacturing, as well as data labelling services.
Sales and Marketing
The $14.4 million increase in sales and marketing expenses for 2023 compared to 2022 was primarily due to a $13.5 million increase in personnel related costs including stock-based compensation costs due to increase in headcount.
General and Administrative
The $1.7 million increase in general and administrative expenses for 2023 compared to 2022 was primarily due to a $14.2 million increase in personnel costs, including stock-based compensation costs, partially offset by:
•a $10.2 million decrease in legal, outside consultants, contractors and other costs; and
•a $3.0 million decrease in general liability insurance costs; and
•a $2.1 million decrease in travel related costs.
Impairment of goodwill and intangible assets
During the year ended December 31, 2023, we recognized impairment charges of $15.5 million related to the Freedom Photonics acquisition. The impairment charge comprised of $12.5 million of goodwill and $3.0 million of intangible asset relating to in-process research and development (“IPR&D”). The impairments were due to events which occurred during the fourth quarter of 2023, including a decision to delay development activities on certain new products resulting from an increase in focus on supporting the product roadmap of the Autonomy Solutions segment, and a lowering of the growth outlook for the business due to less than anticipated traction in sales of new products.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement on connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
Losses and impairments related to investments and certain other assets
Losses and impairment related to investments and certain other assets in 2023 primarily related to marked to market fair value adjustment related to declines in fair values of marketable equity investments. Losses and impairments of investments and certain other assets in 2022 primarily related to an impairment charge of $6.0 million related to our investment in Robotic Research OpCo, LLC.

Segment Operating Loss
Segment profit or loss is defined as income or loss before taxes. Our segment loss breakdown is as follows (in thousands):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
Segment operating loss
Autonomy Solutions	$(513,668)	$(412,673)	$(100,995)	24%
ATS	(49,640)	(29,394)	(20,246)	69%
Liquidity and Capital Resources
Sources of Liquidity and Capital Requirements
Our capital requirements depend on many factors, including:
•production capacity and volume;
•the timing and extent of spending to support R&D efforts;
•investments in manufacturing equipment and facilities;
•working capital needs;
•investments in product development and validation programs for customers;
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
We expect to continue to invest in our product and software development as well as incur efforts to build customer relations and markets. Further, we expect to invest in developing advanced manufacturing capabilities, both, internally as well as with our contract manufacturing partners. We expect to fund these product and business development initiatives, and capital expenditures either through our cash, cash equivalents and marketable securities or through issuance of shares of our Class A common stock to vendors and third-party service providers (“Stock-in-lieu of Cash Program”).
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum.
On February 28, 2023, we entered into an agreement (the “Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A Common Stock with aggregate gross sales proceeds of up to $75.0 million through an equity offering program under which Virtu Americas LLC will act as sales agent (the “Equity Financing Program”). We intend to use the net proceeds from offerings under the Equity Financing Program primarily for expenditures or payments in connection with strategic merger and acquisition opportunities, as well as potential strategic investments, partnerships and similar transactions.
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
We issued 3.9 million and 9.5 million shares of Class A common stock under the Equity Financing Program during the three and twelve months ended December 31, 2023 for net cash proceeds of $11.5 million and $50.2 million, respectively. As of December 31, 2023, $24.3 million of Class A Common Stock was available for sale under the program.

On May 8, 2023, we entered into an agreement to issue 1.7 million shares of Class A common stock to a TPK group company, for a cash consideration of $10.0 million. These shares of Class A common stock were issued pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act on May 15, 2023. Additionally, we had granted an option to purchase 1.7 million additional shares of Class A common stock worth $10.0 million, which was exercised by the TPK group company on August 9, 2023.
As of December 31, 2023, we had cash and cash equivalents totaling $139.1 million and marketable securities of $150.7 million, aggregating to $289.8 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $1.8 billion as of December 31, 2023. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months and until we expect to begin series production.
Cash Flow Summary
The following table summarizes Luminar’s cash flows for the periods presented:

	Year ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(247,304)	$(208,232)
Investing activities	236,626	27,986
Financing activities	80,197	(79,351)
Operating Activities
Net cash used in operating activities was $247.3 million during the year ended December 31, 2023. Net cash used in operating activities was due to our net loss of $571.3 million adjusted for non-cash items of $335.6 million, primarily consisting of $207.1 million of stock-based compensation, $50.8 million of vendor payments in stock in lieu of cash, $19.5 million of inventory write-offs and write-downs, $7.0 million in amortization of operating lease right-of-use assets, $7.6 million loss on marketable securities, $1.9 million of change in fair value of warrant liabilities and $26.6 million of depreciation and amortization, offset by cash used by operating assets and liabilities of $11.6 million due to the timing of cash payments to vendors and receipts from customers.
Investing Activities
Net cash provided by investing activities of $236.6 million in 2023 was comprised of $520.3 million and $52.4 million, respectively, of cash proceeds from maturities and sales or redemptions of marketable securities, offset primarily by $301.5 million related to purchases of marketable securities, $21.9 million in capital expenditures, and $12.6 million of cash paid to acquire certain assets from Seagate.
Financing Activities
Net cash provided by financing activities of $80.2 million in 2023 was comprised of $50.2 million cash received from sale and issuance of shares of Class A common stock under the Equity Financing Program, $20.0 million cash received from issuance of shares of Class A common stock to a TPK group company, $3.1 million cash received from exercises of stock options, $2.6 million of proceeds from sale of Class A common stock under our employee stock purchase plan, offset by $2.1 million cash paid for employee taxes related to stock-based awards.
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

Our significant accounting policies are described in Note 2 to the consolidated financial statements.
Revenue
Revenue from product sales is recognized upon transfer of control of promised products. Revenue for service projects is recognized as services are performed and amounts are earned in accordance with the terms of a contract. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those products and services.
Revenues related to NRE projects are recognized over time using the cost input method. In using this input method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on the NRE contracts requires estimates of the total contract value, the total cost at completion, and the measurement of progress towards completion. During the years ended December 31, 2023 and 2022, we recorded $16.4 million and $19.2 million in cost of sales (services) estimated losses expected to be incurred on NRE projects with certain customers. Estimated contract losses in the year ended December 31, 2021 were not material. The estimated contract losses recorded in 2023 and 2022 were primarily a result of (a) changes in estimates related to costs expected to be incurred for contractual milestones based on actual experience on similar projects and (b) changes in scope of project deliverables agreed upon with the respective customers during the year. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract. In estimating total contract costs, we are also required to estimate the effort expected to be incurred to complete a NRE project. These estimates are subject to significant estimation uncertainty as actual time and effort incurred on completing a NRE project or actual rates of either internal or contracted personnel working on such NRE projects may differ from our estimates. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to various market risks in the ordinary course of our business, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash, cash equivalents and marketable securities.
Interest Rate Risk. We had cash and cash equivalents, and marketable securities totaling $289.8 million as of December 31, 2023. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates is not expected to have a material impact on the value of our cash and cash equivalents or marketable investments.
As of December 31, 2023, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase or decrease as our common stock price increases or decreases. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
LUMINAR TECHNOLOGIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Luminar Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Luminar Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 28, 2024
We have served as the Company’s auditor since 2020.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$139,095	$69,552
Restricted cash	1,529	1,553
Marketable securities	150,727	419,314
Accounts receivable	14,124	11,172
Inventory	12,196	8,792
Prepaid expenses and other current assets	32,950	44,203
Total current assets	350,621	554,586
Property and equipment, net	66,300	30,260
Operating lease right-of-use assets	42,706	21,244
Intangible assets, net	22,994	22,077
Goodwill	7,390	18,816
Other non-current assets	22,356	40,344
Total assets	$512,367	$687,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,113	$18,626
Accrued and other current liabilities	52,605	52,962
Operating lease liabilities	10,154	5,953
Total current liabilities	83,872	77,541
Warrant liabilities	1,069	3,005
Convertible senior notes	615,428	612,192
Operating lease liabilities, non-current	35,079	16,989
Other non-current liabilities	1,667	4,005
Total liabilities	737,115	713,732
Commitments and contingencies (see Note 14)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 715,000,000 shares authorized as of December 31, 2023 and 2022, 344,606,104 shares issued, 322,742,654 shares outstanding as of December 31, 2023; 291,942,087 shares issued, 270,078,637 outstanding as of December 31, 2022	34	29
Class B common stock, $0.0001 par value; 121,000,000 shares authorized, 97,088,670 shares issued and outstanding as of December 31, 2023 and 2022	10	10
Additional paid-in capital	1,927,378	1,558,685
Accumulated other comprehensive income (loss)	2	(4,226)
Treasury stock, at cost, 21,863,450 shares as of December 31, 2023 and 2022	(312,477)	(312,477)
Accumulated deficit	(1,839,695)	(1,268,426)
Total stockholders’ deficit	(224,748)	(26,405)
Total liabilities and stockholders’ deficit	$512,367	$687,327

The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Products	$45,044	$18,492	$10,118
Services	24,735	22,206	21,826
Total revenue	69,779	40,698	31,944
Cost of sales:
Products	105,236	61,985	23,484
Services	37,233	38,998	22,608
Total cost of sales	142,469	100,983	46,092
Gross loss	(72,690)	(60,285)	(14,148)
Operating expenses:
Research and development	262,217	185,283	88,861
Sales and marketing	53,097	38,672	17,858
General and administrative	159,815	158,162	93,685
Impairment of goodwill and intangible assets	15,489	—	—
Total operating expenses	490,618	382,117	200,404
Loss from operations	(563,308)	(442,402)	(214,552)
Other income (expense), net:
Change in fair value of warrant liabilities	1,936	9,222	(26,126)
Interest expense	(11,048)	(11,095)	(2,028)
Interest income	13,109	5,697	2,546
Losses and impairments related to investments and certain other assets, and other income/(expense)	(10,262)	(6,689)	912
Total other income (expense), net	(6,265)	(2,865)	(24,696)
Loss before provision for (benefit from) income taxes	(569,573)	(445,267)	(239,248)
Provision for (benefit from) income taxes	1,696	672	(1,262)
Net loss	$(571,269)	$(445,939)	$(237,986)
Net loss per share:
Basic and diluted	$(1.47)	$(1.25)	$(0.69)
Shares used in computing net loss per share:
Basic and diluted	389,373,659	356,265,774	346,300,975
Comprehensive Loss:
Net loss	$(571,269)	$(445,939)	$(237,986)
Net unrealized gains (losses) on available-for-sale debt securities	4,228	(3,318)	(942)
Comprehensive loss	$(567,041)	$(449,257)	$(238,928)
The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	218,818,037	$22	105,118,203	$11	$733,175	$34	$—	$(584,501)	$148,741
Purchases of capped call options related to the convertible senior notes	—	—	—	—	(73,438)	—	—	—	(73,438)
Shares repurchased	—	—	—	—	—	—	(235,871)	—
Issuance of Class A common stock upon exercise of Public and Private Warrants	15,574,037	2	—	—	492,219	—	—	—	492,221
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	5,232,744	—	—	—	6,176	—	—	—	6,176
Retirement of unvested restricted common stock	(71,894)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	291,940	—	—	—	10,743	—	—	—	10,743
Acquisition of Optogration, Inc.	370,034	—	—	—	6,527	—	—	—	6,527
Issuance of earn-out shares	10,242,703	1	6,970,467	1	(2)	—	—	—	—
Issuance of shares for investment in Robotic Research Opco, LLC	618,924	—	—	—	10,002	—	—	—	10,002
Conversion of Class B common stock into Class A common stock	15,000,000	2	(15,000,000)	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	70,983	—	—	—	70,983
Expense related to Volvo Warrants	—	—	—	—	959	—	—	—	959
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(140)	—	—	—	(140)
Cash received from Gores on settlement of recapitalization of escrow	—	—	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	—	—	(942)	—	—	(942)
Net loss	—	—	—	—	—	—	—	(237,986)	(237,986)
Balance as of December 31, 2021	266,076,525	27	97,088,670	10	1,257,214	(908)	(235,871)	(822,487)	197,985
Shares repurchased	—	—	—	—	—	—	(76,606)	—	(76,606)
Issuance of Class A common stock upon exercise of Private Warrants	405,752	—	—	—	19,003	—	—	—	19,003
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	9,177,748	1	—	—	3,944	—	—	—	3,945

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of Class A common stock under ESPP	168,147	—	—	—	1,271	—	—		1,271
Retirement of unvested restricted common stock	(48,298)	—	—	—	—	—	—	—	—
Vendor payments under the stock-in-lieu of cash program	9,949,385	1	—	—	80,254	—	—	—	80,255
Investment in ECARX Holdings, Inc.	2,030,374	—	—	—	12,588	—	—	—	12,588
Optogration milestone awards	1,632,056	—	—	—	11,751	—	—	—	11,751
Acquisition of Freedom Photonics LLC	2,176,205	—	—	—	30,510	—	—	—	30,510
Acquisition of certain assets from Solfice Research, Inc.	374,193	—	—	—	3,361	—	—	—	3,361
Stock-based compensation	—	—	—	—	142,519	—	—	—	142,519
Payments of employee taxes related to stock-based awards	—	—	—	—	(3,730)	—	—	—	(3,730)
Other comprehensive loss	—	—	—	—	—	(3,318)	—	—	(3,318)
Net loss	—	—	—	—	—	—	—	(445,939)	(445,939)
Balance as of December 31, 2022	291,942,087	29	97,088,670	10	1,558,685	(4,226)	(312,477)	(1,268,426)	(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	18,636,245	2	—	—	3,054	—	—	—	3,056
Issuance of Class A common stock under ESPP	707,258	—	—	—	2,641	—	—	—	2,641
Issuance of Class A common stock under Equity Financing Program	9,467,996	1	—	—	50,189	—	—	—	50,190
Issuance of Class A common stock to a TPK group company	3,305,784	—	—	—	20,000	—	—	—	20,000
Issuance of Class A common stock to Plus AI	1,926,471	—	—	—	12,141	—	—	—	12,141
Vendor payments under the stock-in-lieu of cash program	15,676,862	2	—	—	75,871	—	—	—	75,873
Milestone awards relating to acquisitions	2,943,401	—	—	—	20,656	—	—	—	20,656
Stock-based compensation	—	—	—	—	186,278	—	—	—	186,278
Payments of employee taxes related to stock-based awards	—	—	—	—	(2,137)	—	—	—	(2,137)
Other comprehensive income	—	—	—	—	—	4,228	—	—	4,228
Net loss	—	—	—	—	—	—	—	(571,269)	(571,269)
Balance as of December 31, 2023	344,606,104	$34	97,088,670	$10	$1,927,378	$2	$(312,477)	$(1,839,695)	$(224,748)
The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(571,269)	$(445,939)	$(237,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,624	6,566	4,162
Amortization of operating lease right-of-use assets	6,987	5,237	3,705
Amortization of premium (discount) on marketable securities	(5,929)	1,288	1,792
Loss on marketable securities	7,594	—	—
Losses and impairments on non-marketable securities and certain other assets	2,141	6,016	—
Change in fair value of warrants	(1,936)	(9,222)	26,126
Vendor stock-in-lieu of cash program	50,829	41,459	10,817
Amortization of debt discount and issuance costs	3,236	3,236	—
Inventory write-offs and write-downs	19,547	12,154	2,918
Write-off or loss on sale or disposal of property and equipment	1,522	—	752
Share-based compensation	207,132	162,405	77,684
Impairment of goodwill and intangible assets	15,489	—	—
Expense related to Volvo Warrants	—	—	959
Product warranty	2,382	2,481	1,538
Deferred taxes	(64)	232	(1,262)
Other	—	—	305
Changes in operating assets and liabilities:
Accounts receivable	(2,951)	5,144	(6,233)
Inventories	(22,951)	(10,477)	(10,751)
Prepaid expenses and other current assets	11,641	(6,557)	(24,340)
Other non-current assets	177	(3,289)	(6)
Accounts payable	3,657	5,301	3,838
Accrued and other current liabilities	9,158	17,768	3,578
Other non-current liabilities	(10,320)	(2,035)	(6,017)
Net cash used in operating activities	(247,304)	(208,232)	(148,421)
Cash flows from investing activities:
Acquisition of Freedom Photonics LLC (net of cash acquired)	—	(2,759)	—
Acquisition of certain assets from Solfice Research, Inc.	—	(2,001)	—
Cash received from acquisition of Optogration, Inc.	—	—	358
Acquisition of Seagate’s lidar business	(12,608)	—	—
Purchases of marketable securities (including $17,846 and $16,423 with related parties in 2022 and 2021, respectively, see Note 16)	(301,493)	(404,598)	(716,933)
Proceeds from maturities of marketable securities	520,286	367,367	366,857
Proceeds from sales/redemptions of marketable securities (including $24,753 and $4,396 with related parties in 2022 and 2021, respectively, see Note 16)	52,356	88,041	161,910
Purchases of property and equipment	(21,915)	(15,614)	(6,433)
Disposal of property and equipment	—	—	53
Advances for capital projects and equipment	—	(2,450)	—
Net cash provided by (used in) investing activities	236,626	27,986	(194,188)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	50,190	—	—
Proceeds from issuance of Class A common stock to a TPK group company	20,000	—	—
Proceeds from a financing transaction	6,442	—	—
Proceeds from issuance of convertible senior notes, net of debt discounts of $15,625	—	—	609,375
Purchases of capped call options	—	—	(73,438)
Repayment of debt	—	—	(112)
Principal payments on finance leases (capital leases prior to adoption of ASC 842)	—	—	(289)
Proceeds from exercise of warrants	—	—	153,927

	Year Ended December 31,
	2023	2022	2021
Proceeds from exercise of stock options	3,061	3,986	5,859
Proceeds from sale of Class A common stock under ESPP	2,641	1,271	—
Payments of employee taxes related to stock-based awards	(2,137)	(3,730)	—
Repurchases of common stock and redemption of warrants	—	(80,878)	(231,600)
Other financing activities	—	—	(130)
Net cash provided by (used in) financing activities	80,197	(79,351)	463,592
Net increase (decrease) in cash, cash equivalents and restricted cash	69,519	(259,597)	120,983
Beginning cash, cash equivalents and restricted cash	71,105	330,702	209,719
Ending cash, cash equivalents and restricted cash	$140,624	$71,105	$330,702

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,813	$7,769	$215
Supplemental disclosures of noncash investing and financing activities:
Issuance of Class A common stock upon exercise of warrants	—	19,003	338,293
Issuance of Class A common stock for investment in Plus	10,000	—	—
Issuance of Class A common stock for investment in Robotic Research OpCo, LLC	—	—	10,002
Issuance of Class A common stock to acquire Optogration, Inc.	—	—	6,527
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	—	10,849
Operating lease right-of-use assets obtained in exchange for lease obligations	28,447	16,749	2,876
Purchases of property and equipment recorded in accounts payable and accrued liabilities	826	3,870	849
Amounts payable for shares repurchased	—	—	4,273
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	8,551	28,402	—
Investment in ECARX Holdings, Inc.	—	12,588	—
The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Luminar Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Luminar”) is incorporated in Delaware. Luminar is a global automotive technology company ushering in a new era of vehicle safety and autonomy. Over the past decade, Luminar has been building from the chip-level up, its light detection and ranging sensor, or LiDAR, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles as well as other adjacent markets. The Company’s Class A common stock is listed on the NASDAQ under the symbol “LAZR.”
The Company is headquartered in Orlando, Florida and has personnel that conducts the Company’s operations from various locations in the United States and internationally including Germany, Sweden, Mexico, China, India and Israel.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, useful life of long-lived assets, valuation allowance for deferred tax assets, valuation of warrants issued in a private placement (“Private Warrants”), valuation of assets acquired in mergers and acquisitions including intangible assets, forecasted costs associated with non-recurring engineering (“NRE”) services and stock-based compensation expense. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:
(i) “Autonomy Solutions” which includes manufacturing and distribution of LiDAR sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s LiDAR products, development of software products that enable autonomy capabilities for automotive applications, and licensing of certain information. In January 2023, the Company acquired certain assets from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). In June 2022, the Company acquired certain assets from Solfice Research, Inc. (“Solfice” or “Civil Maps”). Assets purchased from Seagate and operations of Civil Maps have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services (“ATS”)” which includes development of application-specific integrated circuits, pixel-based sensors, advanced lasers, as well as designing, testing and providing consulting services for non-standard integrated circuits. In the second quarter of 2022, the Components segment was renamed as ATS. In August 2021 and in April 2022, the Company acquired Optogration, Inc. (“Optogration”) and Freedom Photonics LLC (“Freedom Photonics”), respectively. Operations of Optogration and Freedom Photonics have been included in the ATS segment.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by the foreign subsidiaries of the Company as of December 31, 2023 and 2022 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. One customer, customer A accounted for 71% of the Company’s accounts receivable as of December 31, 2023. Three customers, customers A, B and D accounted for 27%, 23% and 11%, respectively, of the Company’s accounts receivable as of December 31, 2022.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of investments with maturities of three months or less at the time of purchase. The Company’s cash equivalents include investments in money market funds, corporate bonds and commercial paper.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to legal agreements. The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction.
Debt Securities
The Company’s debt securities consist of U.S agency and government sponsored securities, U.S. treasury securities, corporate bonds, commercial paper and asset-backed securities. The Company classifies its debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company considers all debt securities as available for use to support current operations, including those with maturity dates beyond one year and are classified as current assets under marketable securities in the accompanying consolidated balance sheets. Debt securities included in marketable securities on the consolidated balance sheets consist of securities with original maturities greater than three months at the time of purchase. Debt securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) (“OCI”). Any realized gains or losses on the sale of debt securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income (expense), net.
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
Accounts Receivable
Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each customer arrangement. The Company did not have material write-offs in any period presented, and as of December 31, 2023 and 2022, the allowance for doubtful accounts was not material.
Inventory
The Company values inventory at the lower of cost or net realizable value. Costs resulting from under utilized capacity are recorded as period expenses and not absorbed into inventory value. The Company determines the cost of inventory using the standard-cost method, which approximates actual costs based on a first-in, first-out method. In assessing the ultimate recoverability of inventory, the Company makes estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, the Company may be required to record inventory write-downs which would be charged to cost of sales.

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
Design and development costs for molds, dies and other tools that will be used in producing the products under a long-term supply arrangement are capitalized as tooling which are included in machinery and equipment. The Company estimates useful lives for these tooling items to range between one to three years. The amount capitalized for tooling as of December 31, 2023 and 2022 was not material. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
Intangible Assets
Intangible assets, consisting of acquired developed technology, customer relationships, customer backlog, assembled workforce, in-process research and development (“IPR&D”) and tradename are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to ten years. Amortization expense related to developed technology is included in cost of sales. Amortization expense related to customer relationships is included in sales and marketing expense. Amortization expense related to tradename is included in general and administrative expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. IPR&D is tested for impairment annually or more frequently if events or changes in circumstances indicate that the IPR&D intangible asset might be impaired.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There was no impairment experienced of long-lived assets during the years ended December 31, 2023 or 2022.

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
Nature of Products and Services and Revenue Recognition
The Autonomy Solutions segment derives revenue primarily from (a) product sales of LiDAR sensors to customers and distributors, (b) non-recurring engineering services under fixed fee arrangements (“NRE services”) to integrate Luminar LiDAR hardware for autonomy in vehicle platforms, and (c) licensing of certain information.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Sales
The Company includes all manufacturing and sourcing costs incurred prior to the receipt of finished goods at its distribution facility in cost of sales. Cost of sales include the fixed and variable manufacturing cost of the Company’s LiDAR,

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
which primarily consists of personnel-related costs including stock-based compensation for personnel engaged in manufacturing, assembly and related services, material purchases from third-party contract manufacturers and other suppliers which are directly associated with our manufacturing process as well as costs associated with excess capacity. Cost of sales also includes cost of providing services to customers, write downs for excess and obsolete inventory, and shipping costs.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public company to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 will be effective for the Company for the annual period beginning January 1, 2025 with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires a public company to enhance disclosures about significant segment expenses and provide incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 will be effective for the Company for fiscal year beginning January 1, 2024, and interim periods within fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The acquired business did not contribute distinct revenues but added additional operating expenses primarily related to personnel-related costs of the hired team of former Seagate employees and related facilities costs in the period from January 18, 2023 to December 31, 2023. Such operating expenses were not material to the operating results of the Company for the year ended December 31, 2023.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recording of Assets Acquired and Liabilities Assumed
The following table summarizes the purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments (in thousands):

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
(2) Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected future economic benefits as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The factors that made up goodwill recognized included assembled workforce and component cost savings. The entire amount of goodwill is expected to be deductible for tax purposes and is allocated to the ATS segment, which is also deemed the reporting unit. In the fourth quarter of 2023, $12.5 million of the goodwill recorded above in the ATS segment was impaired. See Note 6 for additional information.
Identifiable intangible assets recognized (in thousands):

	Useful Life	Recorded Value
Customer backlog	2 years	$650
Customer relationships	4 years	2,950
Developed technology	8 years	4,000
IPR&D (1)		7,500
Tradename	4 years	500
Total intangible assets		$15,600
(1) IPR&D intangibles are treated as indefinite-lived until the completion or abandonment of the associated R&D project, at which time the appropriate useful lives will be determined. In the fourth quarter of 2023, $3.0 million of the IPR&D relating to the Freedom Photonics acquisition recognized above was impaired. See Note 6 for additional information.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The table below reflects the impact of adjustments to the unaudited pro forma results for the year ended December 31, 2022 that are directly attributable to the acquisition (in thousands):

December 31, 2022
(Unaudited)
Decrease to expenses as a result of transaction costs	$(2,582)
Increase to expenses as a result of stock-based compensation expense	4,119
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2021 or the results of our future operations of the combined businesses (in thousands).

December 31, 2022
(Unaudited)
Revenue	$46,422
Net loss	(447,736)
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
Pursuant to the terms of the Stock Purchase Agreement between the Company and Optogration, the Company acquired all of the issued and outstanding capital stock of Optogration for an aggregate purchase price of approximately $6.3 million payable in Class A common stock of the Company. Subsequent to the Optogration Acquisition Date, up to $22.0 million of post combination share-based awards may be payable to certain selling shareholders of Optogration, subject to certain service and performance conditions. These post combination shared-based awards were determined to be compensatory in nature and consequently are being expensed over the vesting period of these awards. In August 2022, the Company issued 1,632,056 shares of Class A common stock for $11.0 million of the Optogration Milestone Awards due to achievement of the service and performance conditions. As of December 31, 2023, it is probable that the service and performance conditions for the remaining $11.0 million obligation will be met.
The results of operations related to Optogration are included in the Company’s consolidated statements of operations beginning from the Optogration Acquisition Date. The impact of the acquisition on the consolidated financial results of the Company for the year ended December 31, 2022 was not material.
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

	Year Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$64,083	92%	$35,032	86%	$23,043	72%
Asia Pacific	1,178	2%	3,703	9%	2,502	8%
Europe and Middle East	4,518	6%	1,963	5%	6,399	20%
Total	$69,779	100%	$40,698	100%	$31,944	100%
Revenue by timing of recognition:
Recognized at a point in time	$45,049	65%	$17,595	43%	$8,892	28%
Recognized over time	24,730	35%	23,103	57%	23,052	72%
Total	$69,779	100%	$40,698	100%	$31,944	100%
Revenue by segment:
Autonomy Solutions	$48,835	70%	$24,353	60%	$28,497	89%
ATS	20,944	30%	16,345	40%	3,447	11%
Total	$69,779	100%	$40,698	100%	$31,944	100%
Volvo Stock Purchase Warrant
The Company had previously issued certain stock purchase warrants (“Volvo Warrants”) to Volvo Car Technology Fund AB (“VCTF”) in connection with an engineering services contract. The Volvo Warrants vest and become exercisable in two tranches based on satisfaction of certain commercial milestones. The fair value of the first tranche of the Volvo Warrants was recorded as a reduction in revenue in 2021. The second tranche of the Volvo warrants will be recorded as reduction in revenue upon achievement of sales of a certain number of the Company’s sensors to Volvo for use in their commercial vehicles, which had not commenced as of the end of December 31, 2023.
Contract assets and liabilities
Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment based on contractual terms. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Customer advanced payments represent required customer payments in advance of product shipments. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer.
The opening and closing balances of contract assets were as follows (in thousands):

	December 31,
	2023	2022
Contract assets, current	$14,132	$15,395
Contract assets, non-current	2,471	2,575
Ending balance	$16,603	$17,970

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant changes in contract assets balances consisted of the following (in thousands):

	December 31,
	2023	2022
Beginning balance	$17,970	$9,907
Amounts billed that were included in the contract assets beginning balance	(10,965)	(4,228)
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	9,598	12,291
Ending balance	$16,603	$17,970
The opening and closing balances of contract liabilities were as follows (in thousands):

	December 31,
	2023	2022
Contract liabilities, current	$3,127	$1,993
Contract liabilities, non-current	805	1,015
Ending balance	$3,932	$3,008
The significant changes in contract liabilities balances consisted of the following (in thousands):

	December 31,
	2023	2022
Beginning balance	$3,008	$898
Revenue recognized that was included in the contract liabilities beginning balance	(2,125)	(489)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,049	2,599
Ending balance	$3,932	$3,008
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $10.1 million as of December 31, 2023 and includes amounts within contract liabilities. The Company expects to recognize approximately 92% of this revenue over the next 12 months and the remainder thereafter.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,764	$20	$—	$86,784
U.S. agency and government sponsored securities	2,732	—	—	2,732
Commercial paper	10,144	—	—	10,144
Corporate bonds	44,924	9	(27)	44,906
Total debt securities	$144,564	$29	$(27)	$144,566
Included in cash and cash equivalents	$1,595	$—	$(1)	$1,594
Included in marketable securities	$142,969	$29	$(26)	$142,972

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$191,075	$3	$(2,598)	$188,480
U.S. agency and government sponsored securities	4,999	—	(75)	4,924
Commercial paper	74,755	—	(232)	74,523
Corporate bonds	111,123	—	(1,214)	109,909
Asset-backed securities	11,945	—	(110)	11,835
Total debt securities	$393,897	$3	$(4,229)	$389,671
Included in marketable securities	$393,897	$3	$(4,229)	$389,671
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$(2,598)	$158,888
U.S. agency and government sponsored securities	—	741	(75)	4,924
Commercial paper	—	—	(232)	74,523
Corporate bonds	(27)	30,621	(1,214)	109,909
Asset-backed securities	—	—	(110)	11,835
Total	$(27)	$31,362	$(4,229)	$360,079

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Investments
The Company’s equity investments consisted of the following as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Consolidated Balance Sheets Location	2023	2022
Money market funds(1)	Cash and cash equivalents	$101,842	$42,056
Marketable equity investments(1)	Marketable securities	7,755	29,643
Investment in non-marketable securities(2)	Other non-current assets	10,000	—
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	4,000	4,000
		$123,597	$75,699
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2023	2022
Cash	$35,659	$27,496
Money market funds	101,842	42,056
Commercial paper	497	—
Corporate bonds	1,097	—
Total cash and cash equivalents	$139,095	$69,552
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$5,614	$3,614
Work-in-process	2,521	2,329
Finished goods	4,061	2,849
Total inventory	$12,196	$8,792
The Company’s inventory write-downs were $19.5 million, $12.2 million and $2.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. The write-downs were primarily due to obsolescence charges as a result of change in product design, lower of cost or market assessment, yield losses, and other adjustments.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$12,434	$15,653
Contract assets	14,132	15,395
Advance payments to vendors	3,038	7,919
Other receivables	3,346	5,236
Total prepaid expenses and other current assets	$32,950	$44,203

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$58,815	$14,047
Computer hardware and software	7,025	6,797
Land	1,001	1,001
Leasehold improvements	22,531	885
Vehicles, including demonstration fleet	2,207	3,222
Furniture and fixtures	900	818
Construction in progress	2,256	13,642
Total property and equipment	94,735	40,412
Accumulated depreciation and amortization	(28,435)	(10,152)
Total property and equipment, net	$66,300	$30,260
Property and equipment capitalized under finance lease were not material.
Depreciation and amortization associated with property and equipment was $22.3 million, $4.3 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design. In the second quarter of 2023, the Company’s management began evaluating its sourcing strategy with the objective to reduce future per unit sensor manufacturing costs. In the third quarter of 2023, the Company finalized and committed to a plan to change its sourcing of certain sub-assemblies and components from one supplier to another which will require the Company to abandon certain equipment located at the legacy supplier. As a result, the Company has reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The Company expects the transition to new suppliers to be completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $9.2 million of incremental accelerated depreciation charges in the year ended December 31, 2023.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	December 31,
	2023	2022
Beginning of the period	$22,077	$2,424
Additions	8,240	21,890
Amortization	(4,323)	(2,237)
Impairment(1)	(3,000)	—
End of the period	$22,994	$22,077

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022 and Solfice in June 2022. See Note 3 for further details of these acquisitions. The components of intangible assets were as follows (in thousands):

	December 31, 2023					December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment(1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(1,479)	$—	$2,251	3.7	$3,730	$(664)	$—	$3,066	4.4
Customer backlog	650	(650)	—	—	—	650	(292)	—	358	0.9
Tradename	620	(339)	—	281	2.3	620	(214)	—	406	3.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	20,150	(4,188)	—	15,962	5.5	11,910	(1,163)	—	10,747	7.5
IPR&D	7,500	—	(3,000)	4,500	—	7,500	—	—	7,500	—
Total intangible assets	$32,780	$(6,786)	$(3,000)	$22,994	5.2	$24,540	$(2,463)	$—	$22,077	6.6
(1)    See below for discussions related to impairment charges.
Amortization expense related to intangible assets was $4.3 million, $2.2 million and $0.2 million for the year ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2024	$4,001
2025	4,001
2026	3,354
2027	3,138
2028	1,646
Thereafter	2,354
IPR&D	4,500
Total	$22,994
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business (see Note 3)	1,063	—	1,063
Impairment of goodwill related to Freedom Photonics	—	(12,489)	(12,489)
Balance as of December 31, 2023	$1,750	$5,640	$7,390
During the year ended December 31, 2023, the Company recognized impairment charges of $12.5 million and $3.0 million related to goodwill and IPR&D related to Freedom Photonics. These impairment charges were due to events which occurred during the fourth quarter of 2023, including a decision to delay development activities on certain new products resulting from an increase in focus on supporting the product roadmap of the Autonomy Solutions segment, and a lowering of the growth outlook for the business due to less than anticipated traction in sales of new products. Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $12.5 million and no impairment charge has been recorded by the Autonomy Solutions reportable segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In relation to the goodwill, the Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Freedom Photonics reporting during the fourth quarter of 2023, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The significant assumptions used in the assessment of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. As a result of this assessment, the Company concluded that the carrying value of the Freedom Photonics reporting unit exceeded the estimated fair value by $12.5 million, which was recorded as a noncash impairment charge to goodwill.
In relation to the intangibles, the significant assumptions used in the assessment of the IPR&D intangible asset included revenue growth rates, a discount rate and a royalty rate. Based on this assessment, the Company recorded a $3.0 million noncash impairment charge related to the IPR&D intangible asset.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Security deposits	$2,410	$5,495
Non-marketable equity investment (see Note 5 for additional information)	14,000	4,000
Advance payment for capital projects	—	27,683
Contract assets	2,471	2,575
Other non-current assets	3,475	591
Total other non-current assets	$22,356	$40,344
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$20,658	$16,682
Accrued expenses	14,723	22,358
Contract losses	8,790	7,526
Warranty reserves	4,154	3,584
Contract liabilities	3,127	1,993
Accrued interest payable and other liabilities	1,153	819
Total accrued and other current liabilities	$52,605	$52,962
During the years ended December 31, 2023 and 2022, the Company recorded $16.4 million and $19.2 million, respectively, in cost of sales (services) estimated losses expected to be incurred on NRE projects with certain customers. Estimated contract losses in the year ended December 31, 2021 were not material. The estimated contract losses recorded in 2023 were primarily driven by changes in scope of project deliverables agreed upon with a customer during the year, and in 2022 primarily driven by (a) changes in estimates related to costs expected to be incurred for contractual milestones of certain projects based on actual experience on similar projects and (b) changes in technical specifications by a customer during the year.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of December 31, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The Company’s currently intends to settle the principal amount of its outstanding Convertible Senior Notes in cash and any excess in shares of the Company’s Class A common stock.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	December 31,
	2023	2022
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(9,572)	(12,808)
Net carrying amount	$615,428	$612,192
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Year Ended December 31
	2023	2022	2021
Contractual interest expense	$7,812	$7,812	$316
Amortization of debt discount and issuance costs	3,236	3,236	135
Total interest expense	$11,048	$11,048	$451
The remaining term over which the debt discount and issuance costs will be amortized is 2.96 years. Contractual interest expense is reflected as a component of other income (expense), net in the accompanying consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Note 8. Fair Value Measurements
As of December 31, 2023, the Company carried cash equivalents, marketable investments and Private Warrants that are measured at fair value on a recurring basis. The Company had previously carried Public Warrants which were exercised and redeemed in March 2021. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 11 for further information on the Company’s fixed value equity awards.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As of December 31, 2023, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 1.92 years, volatility of 89.8% and a risk-free rate of 4.27%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2022	$3,005
Change in fair value of outstanding warrants	(1,936)
Balance as of December 31, 2023	$1,069
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,842	$—	$—	$101,842
Commercial paper	—	497	—	497
Corporate bonds	—	1,097	—	1,097
Total cash equivalents	$101,842	$1,594	$—	$103,436
Marketable investments:
U.S. treasury securities	$86,784	$—	$—	$86,784
U.S. agency and government sponsored securities	—	2,732	—	2,732
Commercial paper	—	9,647	—	9,647
Corporate bonds	—	43,809	—	43,809
Marketable equity investments	7,755	—	—	7,755
Total marketable investments	$94,539	$56,188	$—	$150,727
Liabilities:
Private Warrants	$—	$—	$1,069	$1,069

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value (in thousands) Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,056	$—	$—	$42,056
Total cash equivalents	$42,056	$—	$—	$42,056
Marketable investments:
U.S. treasury securities	$188,480	$—	$—	$188,480
U.S. agency and government sponsored securities	—	4,924	—	4,924
Commercial paper	—	74,523	—	74,523
Corporate bonds	—	109,909	—	109,909
Asset-backed securities	—	11,835	—	11,835
Marketable equity investments	29,643	—	—	29,643
Total marketable investments	$218,123	$201,191	$—	$419,314
Liabilities:
Private Warrants	$—	$—	$3,005	$3,005
As of December 31, 2023 and 2022, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $296.3 million and $352.5 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 7 for further information on the Company’s Convertible Senior Notes.
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
The following table sets forth the computation of basic and diluted loss for the years ended December 31, 2023, 2022, and 2021 as follows: (in thousands, except for share and per share amounts):

	December 31,
	2023	2022	2021
Numerator:
Net loss	$(571,269)	$(445,939)	$(237,986)
Denominator:
Weighted average Common shares outstanding—Basic	389,373,659	356,265,774	346,300,975
Weighted average Common shares outstanding—Diluted	389,373,659	356,265,774	346,300,975
Net loss —Basic and Diluted	$(1.47)	$(1.25)	$(0.69)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or related contingencies on issuance of shares had not been met as of the periods presented:

	December 31,
	2023	2022	2021
Warrants	5,757,549	5,757,549	7,166,301
Stock-based awards—Equity classified	37,627,541	33,372,534	24,156,973
Stock-based awards—Liability classified	18,562,440	14,302,723	2,401,648
Vendor stock-in-lieu of cash program	257,171	3,162,879	1,659,510
Convertible Senior Notes	31,279,716	31,279,716	31,279,716
Earn-out shares	8,606,717	8,606,717	8,606,717
Total	102,091,134	96,482,118	75,270,865
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of December 31, 2023, 2022 and 2021 was less than the initial conversion price.
Note 10. Stockholders’ Equity (Deficit)
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of December 31, 2023, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of December 31, 2023, the Company had 344,606,104 shares issued and 322,742,654 shares outstanding shares of Class A common stock, and 97,088,670 shares of issued and outstanding Class B common stock. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in the Company’s amended and restated certificate of incorporation. During 2021, 15,000,000 shares of Class B common stock were converted into Class A common stock on a one-for-one basis.
Treasury Stock
In December 2021, the Company’s Board authorized share repurchases up to $312.5 million of the Company’s Class A common stock. The Company’s share repurchase program does not obligate the Company to acquire any specific number of shares. Under the program, shares could be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In 2021, the Company repurchased 15,263,761 shares Class A common stock for $235.9 million through negotiated and market purchase transactions. In 2022, the Company repurchased additional 6,599,689 shares of Class A common stock for $76.6 million from the remaining balance in the approved share repurchase program. The repurchased shares were recorded as treasury stock on the consolidated balance sheet.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company issued 9,467,996 shares of Class A common stock under the Equity Financing Program during the year ended December 31, 2023 for net proceeds of $50.2 million. As of December 31, 2023, $24.3 million of Class A common stock was available for sale under the program.
Strategic Investment Agreement
On May 8, 2023, the Company entered into an agreement to issue 1,652,892 shares of Class A common stock to a TPK group company, for a cash purchase price of $10.0 million pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The Company received proceeds of $10.0 million and issued 1,652,892 shares of Class A common stock on May 15, 2023. Additionally, the Company had granted an option to purchase 1,652,892 additional shares of Class A common stock worth $10.0 million, which was exercised on August 9, 2023.
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
In 2022, 1,408,752 Private Warrants were exercised on a cashless basis and the Company issued 405,752 shares of Class A common stock pursuant to the exercises. The Company had 1,668,269 Private Warrants outstanding as of December 31, 2022. No Private Warrants were exercised in 2023. The Private Warrants expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors and other third parties wherein the Company at its discretion may elect to compensate the respective vendors and third parties for services provided either in cash or by issuing shares of the Company’s Class A common stock (“Stock-in-lieu of Cash Program”). The Company considers the shares issuable under the Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors requires the Company to issue a variable number of shares to settle amounts owed.
During the year ended December 31, 2023, the Company issued 15,281,701 shares of Class A common stock, as part of the Stock-in-lieu of Cash Program, including 1,564,822 shares of Class A common stock in lieu of cash to a certain vendor for purchases of certain data, hardware and software pursuant to a private placement.
As of December 31, 2023, the Company had a total of $12.0 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
In November 2021, the Company entered into an agreement with Daimler North America Corporation (“Daimler”) wherein Daimler is providing certain data and other services to the Company. To compensate Daimler for these services, the Company agreed to issue 1.5 million shares of Class A common stock to Daimler. These shares were subject to certain vesting conditions and vested over a period of two years. The Company recorded costs related to these shares as research and development expense of $7.9 million during the year ended December 31, 2022. During the year ended December 31, 2022, the Company issued 1,125,000 shares of Class A common stock related to this arrangement. The remaining 375,000 shares under the agreement were issued to Daimler in November 2023. The unamortized cost relating to the shares issued to Daimler under this agreement was recorded as $7.2 million in prepaid expenses and other current assets as of December 31, 2023.
The Company’s vendor Stock-in-lieu of Cash Program activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,047,151	$11.90
Granted	15,281,701	4.34
Vested	(15,450,792)	4.86
Unvested shares as of December 31, 2023	878,060	4.32
Note 11. Stock-based Compensation
Prior to becoming a publicly traded entity, the Company issued incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee consultants under its 2015 Stock Plan (the “2015 Plan”). Since the closing of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2022, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Plan (the “Amended 2020 Plan”) to increase the number of shares of Class A common stock authorized for issuance by 36,000,000 additional shares and added an evergreen provision under which the number of shares of Class A common stock available for issuance under the Amended 2020 Plan will be increased on the first day of each fiscal year of the Company beginning with the 2023 fiscal year and ending on (and including) the first day of the 2030 fiscal year, in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, (ii) 40,000,000 shares or (iii) such number of shares determined by the Board. Pursuant to the evergreen provision, 18,358,365 and 20,991,566 additional shares of Class A common stock were added to the Amended 2020 Plan on January 1, 2023 and 2024, respectively.
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
The Company’s stock option activity for the year ended December 31, 2023 was as follows (in thousands, except years and per share data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,162,850	$1.74
Exercised	(1,829,636)	1.67
Cancelled/Forfeited	(133,761)	1.74
Outstanding as of December 31, 2023	6,199,453	1.76	6.00	$10,309
Vested and exercisable as of December 31, 2023	5,797,293	1.75	5.98	9,649
Vested and expected to vest as of December 31, 2023	6,199,453	1.76	6.00	10,309
No stock options were granted by the Company in 2023, 2022 or 2021. The total grant-date fair value of options that vested during the year ended December 31, 2023, 2022 and 2021 was $2.1 million, $2.9 million and $7.1 million, respectively.
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was $7.9 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the exercise date.
As of December 31, 2023, the Company had $0.4 million of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 0.22 years.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RSAs activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	64,486	$1.29
Vested	(64,486)	1.29
Outstanding as of December 31, 2023	—	—
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
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the year ended December 31, 2023 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	25,010,688	$12.76	583,347	$8.39
Granted	26,972,748	5.70	961,187	8.58
Forfeited	(3,782,948)	10.94	(757,024)	8.16
Vested	(16,948,790)	9.60	(284,046)	7.45
Change in units based on performance	—	—	(236,543)	10.46
Outstanding as of December 31, 2023	31,251,698	8.60	266,921	8.91
The total fair value of RSUs vested during the year ended December 31, 2023, 2022 and 2021 was $164.9 million, $116.0 million and $32.8 million, respectively.
As of December 31, 2023, the Company had $232.5 million of unrecognized stock-based compensation expense related to RSUs. This cost is expected to be recognized over a weighted-average period of 3.8 years.
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the Amended 2020 Plan (and prior to its amendment and restatement, under the 2020 Plan) and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to six years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting date.
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
During 2023 and 2022, 707,258 and 168,147 shares, respectively, were purchased at a weighted average price of $3.73 and $7.56 per share, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used to value purchase rights under the ESPP during the year ended December 31, 2022 were as follows:

	May 16, 2023	November 16, 2023	May 16, 2022	November 16, 2022
Expect term (years)	0.5	0.5	0.5	0.5
Volatility	92.2%	77.6%	82.3%	93.5%
Risk-free interest rate	5.26%	5.38%	1.54%	4.54%
Dividend yield	—%	—%	—%	—%
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
Freedom Photonics Awards
As discussed in Note 3, as part of the Freedom Photonics acquisition in April 2022, the Company owes up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In May 2023, the Company issued 634,994 shares of Class A common stock and 492,176 RSUs for $3.9 million and $3.5 million, respectively, of the post combination compensation due to achievement of the service and performance conditions. As of December 31, 2023, it is probable that the remaining conditions will be met for an amount equal to approximately $20.9 million of post combination compensation.
Solfice Awards
The service and performance conditions related to the post combination compensation associated with the acquisition of certain assets from Solfice were met in June 2023. In June 2023, the Company issued 766,642 shares of Class A common stock and 101,663 RSUs for $5.3 million and $0.7 million, respectively, of the post combination compensation due to achievement of the service and performance conditions.
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
These awards to Mr. Russell, Mr. Fennimore and Mr. Prescott are subject to all of the following vesting conditions:
•Market condition: Achievement of three stock price milestones: $50 or more, $60 or more, and $70 or more. The stock price will be measured based on the volume-weighted average price per share for 90 consecutive trading days;
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
The Company measured the compensation cost for the management awards outlined above using a Monte Carlo simulation model and recorded $22.8 million and $14.7 million in stock-based compensation expense related to these awards in the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company had $62.5 million of unrecognized stock-based compensation expense related to management awards. This cost is expected to be recognized over a weighted-average period of 5.36 years.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity of the Company’s management awards that include market conditions described above for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	11,800,000	$8.48
Granted	370,000	6.80
Forfeited	(370,000)	6.80
Outstanding as of December 31, 2023	11,800,000	8.48
On November 8, 2023, the Board approved a formula for RSU grants to Messrs. Fennimore and Prescott for each year from 2024 through 2029 for Mr. Fennimore and through 2026 for Mr. Prescott based on achievement of annual performance goals with respect to the immediately preceding year (“Annual Performance Awards”). The number of RSUs to be awarded in a year will be determined at the sole discretion of the Human Resources and Compensation Committee of the Board (the “Compensation Committee”) based on actual achievement of the annual performance goals established by the Board based on the Company’s approved operating plan in respect of the immediately preceding year, with such awards ranging from 137,500 RSUs at the threshold level, 550,000 RSUs at the target level, and 825,000 RSUs at the maximum level for extraordinary performance (interpolated linearly between target levels, as applicable). For a potential award to be made in 2024, the Compensation Committee has determined that annual performance goals will be weighted 50% based on revenue and 50% based on free cash flow, with target performance for the revenue performance goal equal to $81.4 million and target performance for the 2023 fourth quarter free cash flow goal equal to $(37) million. Each Annual Performance Award will vest over time as to one-third immediately upon approval of the grant by the Compensation Committee, and one-third annually for 2 years from the beginning of the performance period to incentivize performance and retention, subject to continued active employment through each vesting date.
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$9,163	$7,680	$6,422
Research and development	65,840	40,898	20,216
Sales and marketing	27,577	15,814	4,546
General and administrative	104,552	98,013	46,500
Total	$207,132	$162,405	$77,684
Stock-based compensation expense by type of award was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Equity Classified Awards:
Stock options	$2,197	$2,666	$5,137
RSAs	61	293	1,682
RSUs	138,820	115,267	60,191
Management awards	22,808	14,725	—
ESPP	1,313	714	—
Liability Classified Awards:
Equity-settled fixed value	16,691	7,545	3,826
Optogration	6,079	10,894	6,114
Freedom Photonics	11,965	7,633	—
Other	7,198	2,668	734
Total	$207,132	$162,405	$77,684

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Leases
The Company leases offices and manufacturing facilities under non-cancelable operating leases expiring at various dates through August 2032. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$8,441	$6,533	$4,654
Variable lease cost	1,887	2,230	1,703
Total operating lease cost	$10,328	$8,763	$6,357
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(7,508)	$(6,070)	$(4,609)
Right of use assets obtained in exchange for lease obligations:
Operating leases	28,447	16,749	2,876
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$42,706	$21,244
Operating lease liabilities:
Operating lease liabilities, current	$10,154	$5,953
Operating lease liabilities, non-current	35,079	16,989
Total operating lease liabilities	$45,233	$22,942
Weighted average remaining terms were as follows (in years):

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	5.61	4.43

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted average discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted average discount rate
Operating leases	6.45%	5.45%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	$10,432
2025	10,314
2026	9,961
2027	8,989
2028	6,039
Thereafter	8,315
Total lease payments	54,050
Less: imputed interest	(8,817)
Total leases liabilities	$45,233
Note 13. Income Taxes
The following table presents components of loss before provision for (benefit from) income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(571,265)	$(445,720)	$(239,855)
International	1,692	453	607
Loss before provision for (benefit from) income taxes	$(569,573)	$(445,267)	$(239,248)
Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$(150)	$—	$—
U.S. state	(56)	—	—
Foreign	1,966	440	—
Total current:	1,760	440	—
Deferred:
U.S. federal	(43)	204	(1,262)
U.S. state	(21)	28	—
Total deferred:	(64)	232	(1,262)
Total provision for (benefit from) income taxes	$1,696	$672	$(1,262)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the U.S. federal statutory income tax rate of 21% to the Company’s effective tax for the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
State income taxes	5.2	5.7	4.4
Foreign taxes	(0.1)	0.0	0.0
Tax credits	1.0	2.4	1.5
Fair value of financial instruments	0.1	0.4	(2.3)
Stock-based compensation expense	(3.7)	(3.4)	2.0
Executive compensation	(0.5)	(0.8)	(1.1)
Other permanent items	(0.2)	0.2	(0.3)
Unrecognized tax benefits	0.3	(1.4)	(0.8)
Change in valuation allowance	(23.4)	(24.3)	(24.0)
Effective tax rate	(0.3%)	(0.2%)	0.4%
The Company’s effective tax rates differ from the federal statutory rate primarily due to the change in valuation allowance, non-deductible stock-based compensation expense net of excess windfall stock compensation deductions, nondeductible executive compensation, R&D tax credits, state income taxes, unrecognized tax benefits and the fluctuation of fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not taxable/deductible for income tax purposes, for 2023, 2022 and 2021.
The Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forward	$235,624	$161,881
Tax credits	27,311	16,322
Accruals and reserves	3,473	3,309
Stock-based compensation expense	17,029	14,535
Lease liability (ASC 842)	12,333	6,268
Section 174 R&D capitalization	78,673	43,240
Inventory reserves	4,584	1,961
Depreciation and amortization	9,924	2,170
Other	24	20
Total deferred tax assets	388,975	249,706
Valuation allowance	(377,214)	(243,811)
Total deferred tax asset	11,761	5,895
Deferred tax liabilities:
Other	124	162
ROU asset (ASC 842)	11,637	5,801
Total deferred tax liabilities	11,761	5,963
Net deferred tax assets (liabilities)	$—	$(68)
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that substantially all of the U.S. domestic deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its U.S. domestic net deferred tax assets of $377.2 million and $243.8 million as of December 31, 2023 and 2022, respectively. The valuation allowance increased by $133.4 million in 2023.
No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.
Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”) and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. As of December 31, 2023, the Company had $844.3 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $801.1 million will be carried forward indefinitely for U.S. federal tax purposes and $43.2 million will expire beginning in 2035 to 2037. The Company also has $805.3 million of U.S. state net operating loss carryforwards that will expire beginning in 2028.
The Company also has federal and state research and development (“R&D”) tax credit carryforwards of $26.8 million and $7.4 million, respectively, as of December 31, 2023. The federal research credit carryforwards will begin expiring in 2035 and although a small portion, less than $0.6 million, of the state research credit carryforwards will begin expiring in 2024, $6.8 million of the state research credit carryforwards do not expire.
Under the Tax Cuts and Jobs Act (“TCJA”), for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S.-based R&D activities must be amortized over 5 years and costs for foreign R&D activities must be amortized over 15 years. As a result of this provision TCJA, the Company capitalized $235.9 million and $184.6 million of research expenses in 2023 and 2022, respectively. As of December 31, 2023, there is insufficient Internal Revenue Service guidance on how to treat capitalizable R&D expenditures. The Company will continue to monitor the status of any new guidance that might be issued and will update its estimated capitalized R&D, accordingly.
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA provides several tax incentives, including the expanded Internal Revenue Code (IRC) Section 179D deduction, increased ability to leverage the R&D credit to offset payroll taxes for eligible start-up businesses, and 15% alternative minimum tax (AMT) for corporations with average income of more than $1 billion for the past three tax periods. The IRA did not have a material impact on the Company’s consolidated financial statements; however, the Company continues to examine the impacts the above-mentioned tax legislation may have on its business, results of operations, financial condition and liquidity.
Unrecognized Tax Benefits
The Company reports income tax related interest and penalties within its provision for income tax in its consolidated statements of operations. The Company had no interest and penalties accrued through December 31, 2023. The Company does not expect the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits as of the beginning of the year	$8,604	$6,296	$3,975
Increases related to prior year tax positions	65	—	535
Decreases related to prior year tax provisions	(4,230)	(3,723)	—
Increase related to current year tax positions	2,389	6,031	1,786
Unrecognized tax benefits as of the end of the year	$6,828	$8,604	$6,296
None of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a full valuation allowance. The Company and its subsidiaries file federal, state and foreign income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities, for which the Company’s major tax jurisdictions are the United States and various states. The Company’s federal, state and foreign income tax returns from inception to December 31, 2023 remain subject to examination.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $102.4 million as of December 31, 2023.
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
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of December 31, 2023. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
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
Autonomy Solutions
This segment manufactures and distributes commercial LiDAR sensors that measure distance using laser light for automotive mobility applications. This segment is impacted by trends in the automobile and autonomous vehicles sector and the infrastructure/technology sector.
ATS
This segment is in the business of development of semiconductor technology based lasers and sensors. This segment also designs, tests and provides consulting services for development of integrated circuits. This segment is impacted by trends in and the strength of the automobile and aeronautics sectors as well as government spending in military and defense activities.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

Year ended December 31, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$48,835	$20,944	$69,779	$—	$69,779
Depreciation and amortization	23,935	2,689	26,624	—	26,624
Operating loss	(513,668)	(49,640)	(563,308)	—	(563,308)
Other significant items:
Segment assets	595,868	51,436	647,304	(134,937)	512,367
Inventories, net	11,162	1,071	12,233	(37)	12,196

Year ended December 31, 2022
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$24,353	$16,345	$40,698	$—	$40,698
Depreciation and amortization	4,110	2,456	6,566	—	6,566
Operating loss	(412,673)	(29,394)	(442,067)	(335)	(442,402)
Other significant items:
Segment assets	752,088	60,529	812,617	(125,290)	687,327
Inventories, net	8,664	474	9,138	(346)	8,792

Year ended December 31, 2021
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$28,497	$3,447	$31,944	$—	$31,944
Depreciation and amortization	3,723	439	4,162	—	4,162
Operating loss	(214,133)	(324)	(214,457)	(95)	(214,552)
Other significant items:
Segment assets	882,704	9,771	892,475	(8,939)	883,536
Inventories, net	10,179	163	10,342	—	10,342
(1) Represent the eliminations of all intercompany balances and transactions during the period presented.
Two customers, customers A and B, of Autonomy Solutions segment accounted for 35%, and 11% of the Company’s revenue for the year ended December 31, 2023. Two customers, customers A and B, accounted for 17% and 21% of the Company’s revenue for the year ended December 31, 2022. Two customers, customers B and C, accounted for 42% and 17% of the Company’s revenue for the year ended December 31, 2021. A vast majority of the Company’s long-lived assets are located in North America.
Note 16. Related Party Transactions
Equity Investments
In February 2021, the Company invested $15.0 million in a special purpose acquisition company, of which Mr. Jun Hong Heng, was the Chairman and Chief Executive Officer, and a principal shareholder. Mr. Heng became a director of the Company in June 2021. The terms of such investment were no less favorable to the Company than to other third-party investors. During 2021, the Company sold $2.9 million of this investment and had a remaining balance of $12.1 million as of December 31, 2021. The fair value of this investment as of December 31, 2021 was $12.2 million, which was included in marketable securities in the balance sheet. The Company sold this investment in its entirety in the second quarter of 2022. The special purpose acquisition company merged with ECARX on December 20, 2022 and Mr. Heng continues to be a director of the merged company.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2022, the Company invested in a special purpose acquisition company through open market purchases, of which Mr. Alec Gores, a current Luminar director, was the Chairman and Chief Executive Officer, and a principal shareholder. The special purpose acquisition company merged with Polestar Automotive Holdings UK PLC on June 24, 2022. The balance of this investment as of December 31, 2022 was not material.
Note 17. Subsequent Events
In preparing the audited consolidated financial statements as of December 31, 2023, the Company has evaluated subsequent events through February 28, 2024.
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds of another company. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report which is included in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Luminar Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Luminar Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Jose, California

February 28, 2024

ITEM 9B. OTHER INFORMATION.
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the fiscal quarter ended December 31, 2023, the following Section 16 officers terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act) as described in the table below:

Name and Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Sold Pursuant to Trading Arrangement	Duration	Date Terminated
Thomas J. Fennimore Chief Financial Officer	September 15, 2023	Up to 375,000 shares of Class A common stock to be sold	Until June 17, 2024 or earlier as provided in the Plan	November 8, 2023
Alan Prescott Chief Legal Officer	September 19, 2023	Up to 180,000 shares of Class A common stock to be sold	Until August 5, 2024 or earlier as provided in the Plan	November 8, 2023

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry Into or Amendment of a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
Effective February 23, 2024, the Company and The St. James Bank & Trust Company Ltd. (the “Lender”) entered into two separate Non-Recourse Loan and Securities Pledge Agreements (the “Loan Agreements”), structured and arranged by Hedgebay Securities, LLC. Pursuant to the Loan Agreements, the Lender agreed to make loans (the “Loans”) to the Company which may be borrowed in tranches from time to time up to an aggregate principal amount of $50.0 million, subject to the terms and conditions therein. Capitalized terms used but not otherwise defined herein shall have the meaning set forth in the Loan Agreements.
The Company agreed to pledge as collateral shares of its Class A Common Stock and shares of another company it holds. Other than the pledged securities and the amount available for borrowing, the Loan Agreements have the same material terms and conditions.
Pursuant to the Loan Agreements, if the Company makes a request for a borrowing, the amount available under the Loan shall be equal to 50% of the Collateral Value. The maturity date for all Loans is the fourth anniversary of the date a Loan is first made (if any). The Company is required to pay the Lender an up-front structure fee in an amount equal to 1.5% of the principal amount of each Loan at the time of borrowing.
All outstanding amounts of the Loans, if any, shall accrue interest at the rate of 8.0% per annum, with such interest being payable to the Lender on the earlier of the Maturity Date and the date of occurrence of an Event of Default. Among other things, an Event of Default includes certain stock price and trading volume declines, or a cessation or suspension of trading, in the shares serving as collateral. Upon the occurrence of an Event of Default, the Lender would be entitled to, in its sole discretion, among other things, sell the shares pledged as collateral.
Subject to the terms of the applicable Loan Agreement, the Company has the right to prepay the Loans following the 24-month anniversary of the date the first Loan was made (if any).
The foregoing descriptions of the Loan Agreements are not purported to be complete and are qualified in their entirety by the full text of such agreements, copies of which are filed hereto as Exhibits 10.20 and 10.21, respectively, and incorporated by reference herein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Election of Directors” and “Executive Officers” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item will be included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:
1.Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules. None.
3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger, dated as of August 24, 2020, by and among Gores Metropoulos, Inc., Dawn Merger Sub, Inc., Dawn Merger Sub II, LLC., and the Company.	8-K/A	001-38791	2.1	12/8/20

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.					X

3.3	Amended and Restated By-Laws of the Company (as amended on March 17, 2023).	8-K	001-38791	3.1	03/21/23

4.1	Specimen Class A Common Stock Certificate.	8-K/A	001-38791	4.1	12/8/20

4.2	Warrant Agreement, dated January 31, 2019, between Continental Stock Transfer & Trust Company and Gores Metropoulos, Inc.	8-K/A	001-38791	4.2	12/8/20

4.3	Specimen Warrant Certificate.	8-K/A	001-38791	4.3	12/8/20

4.4	Description of Securities.					X

4.5	Indenture, dated as of December 17, 2021, by and between the Company and U.S. Bank National Association, as trustee (1.25% Convertible Senior Notes due 2026).	8-K	001-38791	4.1	12/17/21

4.6	Amended Warrant Agreement, dated January 11, 2022, by and among the Company, Continental Stock Transfer & Trust Company, and American Stock Transfer & Trust Company.	10-K	001-38791	4.7	03/1/22

10.1	Amended and Restated Registration Rights Agreement, dated as of December 2, 2020, by and among the Company, Gores Metropoulos Sponsor LLC and certain other parties.	8-K/A	001-38791	10.1	12/8/20

10.2	Form of Secondary Lock-Up Agreement.	8-K/A	001-38791	10.4	12/8/20

10.3	Form of Indemnification Agreement.	8-K/A	001-38791	10.5	12/8/20

10.4	Financing Agreement, dated as of February 28, 2023, between the Company and Virtu Americas LLC.	10-K	001-38791	10.4	02/28/23

10.5†	Luminar Technologies, Inc. Management Longer Term Equity Incentive Plan.	8-K/A	001-38791	10.6	12/8/20

10.6†	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan and related forms of award agreements.	10-K	001-38791	10.6	02/28/23

10.7†	Luminar Technologies, Inc. 2020 Employee Stock Purchase Plan.	8-K/A	001-38791	10.8	12/8/20

10.8†	Luminar Technologies, Inc. Amended and Restated 2015 Stock Plan.	8-K/A	001-38791	10.9	12/8/20

10.9	Voting Agreement, dated August 24, 2020, by and between Luminar Technologies, Inc. (f/k/a Gores Metropoulos, Inc.) and Austin Russell (incorporated by reference to Annex G to the Company’s Registration Statement on Form S-4/A (Registration No. 333-248794), filed with the Securities and Exchange Commission on October 23, 2020).	8-K/A	001-38791	10.10	12/8/20

10.10†	Offer Letter by and between Luminar Technologies, Inc. and Thomas J. Fennimore dated April 3, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, (Registration No. 333-251657) filed with the SEC on January 13, 2021).	S-1/A	333-251657	10.10	01/29/21

10.11†	Luminar Technologies, Inc. Amended and Restated Director Compensation Policy.	10-Q	001-38791	10.1	11/9/23

10.12	Form of certificate representing the 1.25% Convertible Senior Notes due 2026.	8-K	001-38791	4.1	12/17/21

10.13	Framework Purchase Agreement, dated March 23, 2020 by and between Volvo Car Corporation and the Company.	S-4/A	333-248794	10.8	10/23/20

10.14	Amendment No. 1 to Framework Purchase Agreement, dated June 24, 2021, by and between Volvo Car Corporation and the Company.	10-Q	001-38791	10.1	08/13/21

10.15†	Amended and Restated Offer Letter by and between the Company and Alan Prescott dated November 11, 2021.	10-Q	001-38791	10.1	11/15/21

10.16†	Luminar Technologies, Inc. Executive Incentive Bonus Plan.	8-K	001-38791	10.1	06/9/23

10.17	Lease Agreement, dated February 15, 2018, by and between 2603 Discovery Lakes LLC and the Company.	S-4/A	333-248794	10.9	10/23/20

10.18†	Executive Compensation Letter Agreement, dated November 7, 2023, between Thomas Fennimore and the Company.					X

10.19†	Executive Compensation Letter Agreement, dated November 7, 2023, between Alan Prescott and the Company.					X

10.20	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.					X

10.21	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP.	X

24.1	Power of Attorney (included on signature page).	X

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
X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Luminar Technologies, Inc. Compensation Recovery Policy.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Luminar Technologies, Inc.

Date: February 28, 2024	By:	/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial and Accounting Officer)
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

Signature	Title	Date

/s/ Austin Russell	President, Chief Executive Officer and Chairman of the Board of Directors	February 28, 2024
Austin Russell	(Principal Executive Officer)

/s/ Thomas J. Fennimore	Chief Financial Officer	February 28, 2024
Thomas J. Fennimore	(Principal Financial and Accounting Officer)

/s/ Alec E. Gores	Director	February 28, 2024
Alec E. Gores

/s/ Jun Hong Heng	Director	February 28, 2024
Jun Hong Heng

/s/ Mary Lou Jepsen, PhD	Director	February 28, 2024
Mary Lou Jepsen, PhD

/s/ Shaun Maguire, PhD	Director	February 28, 2024
Shaun Maguire, PhD

/s/ Katharine A. Martin	Director	February 28, 2024
Katharine A. Martin

/s/ Matthew J. Simoncini	Director	February 28, 2024
Matthew J. Simoncini

/s/ Daniel D. Tempesta	Director	February 28, 2024
Daniel D. Tempesta