Form 10-Q
period 2024-06-30
Luminar Technologies, Inc./DE
filed 2024-08-08
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2024, the registrant had 396,671,867 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the estimated costs and expected benefits of the restructuring plan initiated in May 2024, product plans, future growth, sales estimates/Order Book numbers, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth and anticipated impacts on our business of any future health epidemics and outbreaks. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.luminartech.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @luminartech on X (formerly Twitter), Luminartech on YouTube, and Luminar Technologies on LinkedIn). The information on our website (or any webpages referenced in this Quarterly Report on Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,335	$139,095
Restricted cash	1,758	1,529
Marketable securities	108,989	150,727
Accounts receivable	19,752	14,124
Inventory	14,026	12,196
Prepaid expenses and other current assets	33,175	32,950
Total current assets	230,035	350,621
Property and equipment, net	58,190	66,300
Operating lease right-of-use assets	44,408	42,706
Intangible assets, net	20,994	22,994
Goodwill	7,390	7,390
Other non-current assets	20,792	22,356
Total assets	$381,809	$512,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,506	$21,113
Accrued and other current liabilities	37,402	52,605
Operating lease liabilities	11,370	10,154
Total current liabilities	69,278	83,872
Warrant liabilities	84	1,069
Convertible senior notes	617,046	615,428
Operating lease liabilities, non-current	36,207	35,079
Other non-current liabilities	1,343	1,667
Total liabilities	723,958	737,115
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Class A common stock	39	34
Class B common stock	10	10
Additional paid-in capital	2,066,404	1,927,378
Accumulated other comprehensive income (loss)	(109)	2
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(2,096,016)	(1,839,695)
Total stockholders’ deficit	(342,149)	(224,748)
Total liabilities and stockholders’ deficit	$381,809	$512,367
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products	$15,739	$9,923	$31,041	$17,290
Services	712	6,274	6,378	13,416
Total revenue	16,451	16,197	37,419	30,706
Cost of sales:
Products	19,969	25,059	44,476	44,262
Services	10,162	9,473	17,078	19,403
Total cost of sales	30,131	34,532	61,554	63,665
Gross loss	(13,680)	(18,335)	(24,135)	(32,959)
Operating expenses:
Research and development	65,850	67,483	133,600	136,535
Sales and marketing	12,140	15,654	26,655	29,383
General and administrative	29,790	42,420	62,839	86,910
Restructuring costs	6,262	—	6,262	—
Total operating expenses	114,042	125,557	229,356	252,828
Loss from operations	(127,722)	(143,892)	(253,491)	(285,787)
Other income (expense), net:
Change in fair value of warrant liabilities	163	26	985	(1,028)
Interest expense	(2,757)	(1,273)	(5,514)	(2,938)
Interest income	2,519	1,605	5,949	3,510
Gain from acquisition of EM4, LLC (“EM4”)	—	—	1,752	—
(Losses)/gains related to investments and certain other assets, and other income (expense)	(3,376)	1,787	(5,981)	(2,278)
Total other income (expense), net	(3,451)	2,145	(2,809)	(2,734)
Loss before provision for income taxes	(131,173)	(141,747)	(256,300)	(288,521)
Provision for (benefit from) income taxes	(566)	9	21	9
Net loss	$(130,607)	$(141,756)	$(256,321)	$(288,530)
Net loss per share:
Basic and diluted	$(0.29)	$(0.37)	$(0.58)	$(0.77)
Shares used in computing net loss per share:
Basic and diluted	453,978,904	382,424,675	439,454,034	376,616,066
Comprehensive Loss:
Net loss	$(130,607)	$(141,756)	$(256,321)	$(288,530)
Net unrealized gain (loss) on available-for-sale debt securities	(41)	1,192	(111)	3,418
Comprehensive loss	$(130,648)	$(140,564)	$(256,432)	$(285,112)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	301,045,203	$30	97,088,670	$10	$1,647,357	$(2,000)	$(312,477)	$(1,415,200)	$(82,280)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,009,392	—	—	—	610	—	—	—	610
Issuance of Class A common stock under employee stock purchase plan (“ESPP”)	272,524	—	—	—	1,406	—	—	—	1,406
Issuance of Class A common stock under the Equity Financing Program	1,005,603	—	—	—	6,939	—	—	—	6,939
Issuance of Class A common stock to a wholly owned subsidiary of TPK Universal Solutions Limited (“TPK”)	1,652,892	—	—	—	10,000	—	—	—	10,000
Vendor payments under the stock-in-lieu of cash program	4,487,402	1	—	—	16,853	—	—	—	16,854
Milestone awards related to acquisitions	1,415,613	—	—	—	9,320	—	—	—	9,320
Share-based compensation	—	—	—	—	48,568	—	—	—	48,568
Other comprehensive income	—	—	—	—	—	1,192	—	—	1,192
Net loss	—	—	—	—	—	—	—	(141,756)	(141,756)
Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)

Balance as of March 31, 2024	365,309,068	$36	97,088,670	$10	$1,998,063	$(68)	$(312,477)	$(1,965,409)	$(279,845)
Issuance of Class A common stock upon exercise of Private Warrants	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	10,712,932	1	—	—	33	—	—	—	34
Issuance of Class A common stock under employee stock purchase plan (“ESPP”)	529,648	—	—	—	799	—	—	—	799
Issuance of Class A common stock under the Equity Financing Program	10,356,990	1	—	—	18,674	—	—	—	18,675
Vendor payments under the stock-in-lieu of cash program	1,440,549	—	—	—	2,784	—	—	—	2,784
Milestone awards related to acquisition	3,167,190	1	—	—	5,614	—	—	—	5,615
Share-based compensation, including restructuring costs	—	—	—	—	40,392	—	—	—	40,392
Expense related to Volvo Warrants	—	—	—	—	135	—	—	—	135
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(90)	—	—	—	(90)
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	(130,607)	(130,607)
Balance as of June 30, 2024	391,516,377	$39	97,088,670	$10	$2,066,404	$(109)	$(312,477)	$(2,096,016)	$(342,149)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	291,942,087	$29	97,088,670	$10	$1,558,685	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	8,725,129	1	—	—	1,648	—	—	—	1,649
Issuance of Class A common stock under employee stock purchase plan (“ESPP”)	272,524	—	—	—	1,406	—	—	—	1,406
Vendor payments under the stock-in-lieu of cash program	6,115,092	1	—	—	33,594	—	—	—	33,595
Issuance of Class A common stock to a wholly owned subsidiary of TPK	1,652,892	—	—	—	10,000	—	—	—	10,000
Milestone awards related to acquisitions	1,415,613	—	—	—	9,320	—	—	—	9,320
Issuance of Class A common stock under the Equity Financing Program	3,765,292	—	—	—	29,604	—	—	—	29,604
Share-based compensation	—	—	—	—	97,368	—	—	—	97,368
Payments of employee taxes related to stock-based awards	—	—	—	—	(572)	—	—	—	(572)
Other comprehensive income	—	—	—	—	—	3,418	—	—	3,418
Net loss	—	—	—	—	—	—	—	(288,530)	(288,530)
Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)

Balance as of December 31, 2023	344,606,104	$34	97,088,670	$10	$1,927,378	$2	$(312,477)	$(1,839,695)	$(224,748)
Issuance of Class A common stock upon exercise of Private Warrants	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	16,706,256	2	—	—	405	—	—	—	407
Issuance of Class A common stock under ESPP	529,648	—	—	—	800	—	—	—	800
Issuance of Class A common stock under the Equity Financing Program	20,001,276	2	—	—	35,903	—	—	—	35,905
Issuance of Class A common stock under 401(k) Plan	1,500,000	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock in settlement of certain claims	704,691	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock-in-lieu of cash program	1,591,755	1	—	—	5,004	—	—	—	5,005
Milestone awards related to acquisitions	5,876,647	—	—	—	11,249	—	—	—	11,249
Share-based compensation, including restructuring costs	—	—	—	—	81,354	—	—	—	81,354
Expense related to Volvo Warrants	—	—	—	—	135	—	—	—	135
Payments of employee taxes related to stock-based awards	—	—	—	—	(216)	—	—	—	(216)
Other comprehensive loss	—	—	—	—	—	(111)	—	—	(111)
Net loss	—	—	—	—	—	—	—	(256,321)	(256,321)
Balance as of June 30, 2024	391,516,377	$39	97,088,670	$10	$2,066,404	$(109)	$(312,477)	$(2,096,016)	$(342,149)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(256,321)	$(288,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,458	7,536
Amortization of operating lease right-of-use assets	4,230	3,303
Amortization of premium on marketable securities	(1,278)	(1,611)
Loss on marketable securities	1,976	1,859
Change in fair value of private warrants	(985)	1,028
Vendor stock-in-lieu of cash program	8,448	21,114
Gain from acquisition of EM4	(1,752)	—
Amortization of debt discount and issuance costs	1,618	1,618
Inventory write-offs and write-downs	17,806	13,432
Share-based compensation, including restructuring costs	83,019	115,149
Impairment of investments	4,000	—
Change in product warranty and other	(2,758)	3,084
Changes in operating assets and liabilities:
Accounts receivable	(4,563)	(5,635)
Inventories	(16,098)	(24,958)
Prepaid expenses and other current assets	(1,793)	13,858
Other non-current assets	(2,915)	(5,287)
Accounts payable	(1,877)	3,761
Accrued and other current liabilities	916	10,927
Other non-current liabilities	(5,067)	(8,631)
Net cash used in operating activities	(158,936)	(137,983)
Cash flows from investing activities:
Acquisition of EM4 (net of cash acquired)	(3,831)	—
Acquisition of Seagate’s lidar business	—	(12,608)
Purchases of marketable securities	(75,051)	(171,118)
Proceeds from maturities of marketable securities	112,242	277,771
Proceeds from sales/redemptions of marketable securities	3,737	39,152
Purchases of property and equipment	(1,586)	(16,831)
Net cash provided by investing activities	35,511	116,366
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	35,903	29,604
Proceeds from issuance of Class A common stock to a wholly owned subsidiary of TPK	—	10,000
Proceeds from exercise of stock options	407	1,570
Proceeds from sale of Class A common stock under ESPP	800	1,406
Payments of employee taxes related to stock-based awards	(216)	(572)
Net cash provided by financing activities	36,894	42,008
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,531)	20,391
Beginning cash, cash equivalents and restricted cash	140,624	71,105
Ending cash, cash equivalents and restricted cash	$54,093	$91,496
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,906	$3,906
Supplemental disclosures of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,842	$2,948
Purchases of property and equipment recorded in accounts payable and accrued liabilities	876	5,439
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	—	4,245

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
Segment Information
The Company has determined its operating segments using the same indicators which are used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:
(i) “Autonomy Solutions” which includes manufacturing and distribution of LiDAR sensors that measure distance using laser light to generate a 3D map, non-recurring engineering services related to the Company’s LiDAR products, development of software products that enable autonomy capabilities for automotive applications, and licensing of certain information. In June 2022, the Company acquired certain assets from Solfice Research, Inc. (“Solfice” or “Civil Maps”). In January 2023, the Company acquired certain assets from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). Assets purchased from both Civil Maps and Seagate have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services (“ATS”) which includes the design, development, manufacturing, packaging and development services of photonic components and subsystems (including semiconductor lasers and photodetectors), application-specific integrated circuits and pixel-based sensors. The Company acquired Optogration, Inc. (“Optogration”) in August 2021, Freedom Photonics LLC (“Freedom Photonics”), in April 2022, and EM4, LLC (“EM4”) in March 2024. Operations of Optogration, Freedom Photonics and EM4 have been included in the ATS segment since their respective acquisition dates.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of June 30, 2024 and December 31, 2023 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Two customers accounted for 51% and 12% of the Company’s accounts receivable as of June 30, 2024, respectively. One customer accounted for 71% of the Company’s accounts receivable as of December 31, 2023.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2024.
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
Note 3. Business Combinations and Acquisitions
Acquisition of EM4
On March 18, 2024 (the “Acquisition Date”), the Company completed its acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for aerospace and industrial markets. The EM4 acquisition is expected to accelerate the Company’s strategy to package lasers, detectors and ASICs.
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
Since the consideration paid by the Company to acquire EM4’s business was lower than the estimated fair value of net assets acquired, the Company recognized a $1.8 million gain from the acquisition of EM4. The following factors contributed towards the purchase price paid by the Company being lower than the estimated fair value of the net assets acquired: (a) EM4 had historically been incurring losses; (b) G&H viewed EM4 as non-core; (c) although G&H pursued a competitive auction process for the business, the ultimate timeline to completion was drawn-out due to the complexity of the transaction structure; and (d) during the later stages of the sale process, after the Company was selected as the winning bidder, EM4’s business was impacted by the cancellation of certain material government programs as well as delays in certain other purchase orders, which also served to significantly reduce the estimated probability of the contingent future payments to G&H.
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

	Three Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$15,764	96%	$13,776	85%
Asia Pacific	16	—%	393	2%
Europe and Middle East	671	4%	2,028	13%
Total	$16,451	100%	$16,197	100%
Revenue by timing of recognition:
Recognized at a point in time	$15,808	96%	$9,932	61%
Recognized over time	643	4%	6,265	39%
Total	$16,451	100%	$16,197	100%
Revenue by segment:
Autonomy Solutions	$9,981	61%	$9,738	60%
ATS	6,470	39%	6,459	40%
Total	$16,451	100%	$16,197	100%

	Six Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$36,101	97%	$26,974	88%
Asia Pacific	97	—%	985	3%
Europe and Middle East	1,221	3%	2,747	9%
Total	$37,419	100%	$30,706	100%
Revenue by timing of recognition:
Recognized at a point in time	$31,112	83%	$17,290	56%
Recognized over time	6,307	17%	13,416	44%
Total	$37,419	100%	$30,706	100%
Revenue by segment:
Autonomy Solutions	$26,301	70%	$20,411	66%
ATS	11,118	30%	10,295	34%
Total	$37,419	100%	$30,706	100%
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
The opening and closing balances of contract assets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract assets, current	$10,807	$14,132
Contract assets, non-current	4,944	2,471
Ending balance	$15,751	$16,603

The significant changes in contract assets balances consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$16,603	$17,970
Amounts billed that were included in the contract assets beginning balance	(3,523)	(10,965)
Contract assets from acquisition of EM4 (See Note 3)	1,644	—
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	1,027	9,598
Ending balance	$15,751	$16,603
The opening and closing balances of contract liabilities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract liabilities, current	$1,707	$3,127
Contract liabilities, non-current	229	805
Ending balance	$1,936	$3,932
The significant changes in contract liabilities balances consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$3,932	$3,008
Revenue recognized that was included in the contract liabilities beginning balance	(2,586)	(2,125)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	590	3,049
Ending balance	$1,936	$3,932
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $7.9 million as of June 30, 2024 and includes amounts within contract liabilities. The Company expects to recognize approximately 97% of this revenue over the next 12 months and the remainder thereafter.
Note 5. Restructuring
In May, the Company approved a restructuring plan (the “May 2024 Plan”) which was announced on May 3, 2024. The plan included reducing workforce by roughly 20% and sub-leasing of certain facilities. The actions disclosed commenced immediately following the announcement and are expected to be essentially complete by the end of 2024. By June 30, 2024, the reduction in workforce actions resulted in the termination of 155 employees. Total separation costs associated with the May

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
2024 Plan amounted to $6.3 million in the second quarter of 2024 and have been included as restructuring costs in the income statement. The following table summarizes the restructuring charges as of June 30, 2024.

	Severance expense	Other expenses	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	6,151	111	6,262
Cash payments	(3,300)	—	(3,300)
Non-cash charges	(1,412)	—	(1,412)
Balance payable and accrued liabilities as of June 30, 2024	$1,439	$111	$1,550
The entire balance payable of $1.6 million relates to the Autonomy Solutions segment.
Note 6. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$18,140	$—	$(4)	$18,136
U.S. agency and government sponsored securities	1,543	—	(1)	1,542
Commercial paper	9,876	—	—	9,876
Corporate bonds	75,949	3	(107)	75,845
Certificate of deposit	500	—	—	500
Total debt securities	$106,008	$3	$(112)	$105,899
Included in cash and cash equivalents	$—	$—	$—	$—
Included in marketable securities	$106,008	$3	$(112)	$105,899

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,764	$20	$—	$86,784
U.S. agency and government sponsored securities	2,732	—	—	2,732
Commercial paper	10,144	—	—	10,144
Corporate bonds	44,924	9	(27)	44,906
Total debt securities	$144,564	$29	$(27)	$144,566
Included in cash and cash equivalents	$1,595	$—	$(1)	$1,594
Included in marketable securities	$142,969	$29	$(26)	$142,972
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(4)	$16,487	$—	$—
U.S. agency and government sponsored securities	(1)	1,542	—	741
Corporate bonds	(107)	44,802	(27)	30,621
Total	$(112)	$62,831	$(27)	$31,362

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	Condensed Consolidated Balance Sheets Location	June 30, 2024	December 31, 2023
Money market funds(1)	Cash and cash equivalents	$40,627	$101,842
Marketable equity investments(1)	Marketable securities	3,090	7,755
Investment in non-marketable securities(2)	Other non-current assets	10,000	10,000
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	—	4,000
Total		$53,717	$123,597
(1)    Investments with readily determinable fair values.
(2)    Investment in privately held company without readily determinable fair value.
The Company assesses its non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations.
The Company measured the current value of its investment in Robotic Research OpCo, LLC (“Forterra”) at cost as provided under the guidance for measurement of equity investment using the measurement alternative. As a result of anticipated losses of preferred rights and decline in enterprise value of Forterra, the Company has recorded an impairment charge of $4.0 million related to the said investment in the second quarter of 2024.
Note 7. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$11,708	$35,659
Money market funds	40,627	101,842
Commercial paper	—	497
Corporate bonds	—	1,097
Total cash and cash equivalents	$52,335	$139,095
Inventory
Inventory comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$7,317	$5,614
Work-in-process	2,550	2,521
Finished goods	4,159	4,061
Total inventories, net	$14,026	$12,196
The Company’s inventory write-downs were $0.9 million and $17.8 million for the three and six months ended June 30, 2024 and $8.0 million and $13.4 million for the three and six months ended June 30, 2023, respectively. The write-downs were primarily due to obsolescence charges as a result of change in product design, lower of cost or market assessment, yield losses, and other adjustments.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$14,746	$12,434
Contract assets	10,807	14,132
Advance payments to vendors	1,180	3,038
Other receivables	6,442	3,346
Total prepaid expenses and other current assets	$33,175	$32,950
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$61,017	$58,815
Computer hardware and software	7,907	7,025
Land	1,001	1,001
Leasehold improvements	22,620	22,531
Vehicles, including demonstration fleet	2,139	2,207
Furniture and fixtures	929	900
Construction in progress	1,569	2,256
Total property and equipment	97,182	94,735
Accumulated depreciation	(38,992)	(28,435)
Total property and equipment, net	$58,190	$66,300
Property and equipment capitalized under finance lease were not material.
Depreciation expense associated with property and equipment was $5.4 million and $12.5 million for the three and six months ended June 30, 2024 and $3.5 million and $5.4 million for the three and six months ended June 30, 2023, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design. In 2023, the Company finalized and committed to a plan to change its sourcing of certain sub-assemblies and components from one supplier to another, which requires the Company to abandon certain equipment located at the legacy supplier. As a result, the Company has reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The Company expects the transition to the new supplier to be essentially completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $1.3 million and $3.4 million of incremental accelerated depreciation charges in the three and six months ended June 30, 2024, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	June 30, 2024	December 31, 2023
Beginning of the period	$22,994	$22,077
Additions	—	8,240
Amortization	(2,000)	(4,323)
Impairment	—	(3,000)
End of the period	$20,994	$22,994

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022 and Solfice in June 2022. The components of intangible assets were as follows (in thousands):

	June 30, 2024					December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(1,887)	$—	$1,843	3.3	$3,730	$(1,479)	$—	$2,251	3.7
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(401)	—	219	1.8	620	(339)	—	281	2.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	20,150	(5,718)	—	14,432	5.0	20,150	(4,188)	—	15,962	5.5
IPR&D	4,500	—	—	4,500	—	7,500	—	(3,000)	4,500	—
Total intangible assets	$29,780	$(8,786)	$—	$20,994	4.8	$32,780	$(6,786)	$(3,000)	$22,994	5.2
Amortization expense related to intangible assets was $1.0 million and $2.0 million for the three and six months ended June 30, 2024 and $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2024 (remaining six months)	$2,000
2025	4,001
2026	3,355
2027	3,138
2028	1,646
Thereafter	2,354
IPR&D	4,500
Total	$20,994
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business	1,063	—	1,063
Impairment of goodwill related to Freedom Photonics	—	(12,489)	(12,489)
Balance as of December 31, 2023	$1,750	$5,640	$7,390
Balance as of June 30, 2024	$1,750	$5,640	$7,390
During the year ended December 31, 2023, the Company recognized impairment charges of $12.5 million and $3.0 million related to goodwill and IPR&D related to Freedom Photonics. These impairment charges were due to events that occurred during the fourth quarter of 2023, including a decision to delay development activities on certain new products resulting from an increasing focus on supporting the product roadmap of the Autonomy Solutions segment, and a lowering of the growth outlook for the business due to less than anticipated traction in sales of new products. As the Autonomy Solutions segment continues to develop its product roadmap, certain resources from the ATS segment assist in these activities. If these resources are utilized for longer than anticipated, the Company would expect additional development delays in its external facing products, which could result in future declines in its goodwill and IPR&D balances. Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $12.5 million and no impairment charge has been recorded by the Autonomy Solutions reportable segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
In relation to the goodwill, the Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Freedom Photonics reporting during the fourth quarter of 2023, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The significant assumptions used in the assessment of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. As a result of this assessment, the Company concluded that the carrying value of the Freedom Photonics reporting unit exceeded the estimated fair value by $12.5 million, which was recorded as an impairment charge to goodwill.
In relation to the intangibles, the significant assumptions used in the assessment of the IPR&D intangible asset included revenue growth rates, a discount rate and a royalty rate. Based on this assessment, the Company recorded a $3.0 million impairment charge related to the IPR&D intangible asset during the fourth quarter of 2023.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Security deposits	$2,637	$2,410
Non-marketable equity investment	10,000	14,000
Prepaid expenses non-current	2,492	—
Contract assets	4,944	2,471
Other non-current assets	719	3,475
Total other non-current assets	$20,792	$22,356
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$9,052	$20,658
Accrued expenses	13,172	14,723
Contract losses	10,914	8,790
Warranty reserves	786	4,154
Contract liabilities	1,707	3,127
Accrued interest payable and other liabilities	1,771	1,153
Total accrued and other current liabilities	$37,402	$52,605
During the three and six months ended June 30, 2024, the Company recorded $10.2 million and $12.5 million, respectively, and $4.8 million and $7.6 million for the three and six months ended June 30, 2023, respectively, in cost of sales (services) with respect to estimated losses expected to be incurred on NRE projects with certain customers. The estimated contract losses were primarily driven by delays in achievement of certain milestones and changes in scope of project deliverables agreed upon with a customer.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of June 30, 2024, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The net carrying amount of the Convertible Senior Notes was as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$625,000	$625,000
Unamortized debt discount and issuance costs	(7,954)	(9,572)
Net carrying amount	$617,046	$615,428
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,948	$1,948	$3,896	$3,874
Amortization of debt discount and issuance costs	809	809	1,618	1,618
Total interest expense	$2,757	$2,757	$5,514	$5,492
The remaining term over which the debt discount and issuance costs will be amortized is 2.5 years.
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
See Note 17. Subsequent Event for a description of the refinancing of the Convertible Senior Notes.

Credit Facility
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of June 30, 2024.
Note 9. Fair Value Measurements
As of June 30, 2024, the Company carried cash equivalents, marketable investments and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 12 for further information on the Company’s fixed value equity awards.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As of June 30, 2024, management determined the fair value of the Private Warrants using observable inputs in the Black-Scholes valuation model, which used the remaining term of warrants of 1.42 years volatility of 90.16% and a risk-free rate of 4.93%. Accordingly, the Private Warrants are classified as Level 3 financial instruments.
The following table presents changes in Level 3 liabilities relating to Private Warrants measured at fair value (in thousands):

Private Warrants
Balance as of December 31, 2023	$1,069
Change in fair value of outstanding warrants	(985)
Balance as of June 30, 2024	$84

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,627	$—	$—	$40,627
Total cash equivalents	$40,627	$—	$—	$40,627
Marketable investments:
U.S. treasury securities	$18,136	$—	$—	$18,136
U.S. agency and government sponsored securities	—	1,542	—	1,542
Commercial paper	—	9,876	—	9,876
Corporate bonds	—	75,845	—	75,845
Certificate of deposit	—	500	—	500
Marketable equity investments	3,090	—	—	3,090
Total marketable investments	$21,226	$87,763	$—	$108,989
Liabilities:
Private Warrants	$—	$—	$84	$84

	Fair Value Measured as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,842	$—	$—	$101,842
Commercial paper	—	497	—	497
Corporate bonds	—	1,097	—	1,097
Total cash equivalents	$101,842	$1,594	$—	$103,436
Marketable investments:
U.S. treasury securities	$86,784	$—	$—	$86,784
U.S. agency and government sponsored securities	—	2,732	—	2,732
Commercial paper	—	9,647	—	9,647
Corporate bonds	—	43,809	—	43,809
Marketable equity investments	7,755	—	—	7,755
Total marketable investments	$94,539	$56,188	$—	$150,727
Liabilities:
Private Warrants	$—	$—	$1,069	$1,069
As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s outstanding Convertible Senior Notes was $249.4 million and $296.3 million, respectively. The fair value was determined based on the quoted price of the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 8 for further information on the Company’s Convertible Senior Notes.
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
See Note 17. Subsequent Event for a description of the refinancing of the Convertible Senior Notes.

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
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(130,607)	$(141,756)	$(256,321)	$(288,530)
Denominator:
Weighted average common shares outstanding—Basic	453,978,904	382,424,675	439,454,034	376,616,066
Weighted average common shares outstanding—Diluted	453,978,904	382,424,675	439,454,034	376,616,066
Net loss per share—Basic and Diluted	$(0.29)	$(0.37)	$(0.58)	$(0.77)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of June 30, 2024:

June 30, 2024
Warrants	5,757,549
Stock-based awards—Equity classified	41,491,615
Stock-based awards—Liability classified	28,592,498
Vendor stock-in-lieu of cash program	4,317,671
Convertible Senior Notes	31,279,716
Earn-out shares	8,606,717
Total	120,045,766
The Company uses the if converted method for calculating the dilutive effect of the Convertible Senior Notes using the initial conversion price of $19.981 per share. The closing price of Class A common stock as of June 30, 2024 was less than the initial conversion price.
See Note 17. Subsequent Event for a description of the refinancing of the Convertible Senior Notes.
Note 11. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of June 30, 2024, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of June 30, 2024, the Company had 391,516,377 shares issued and 369,652,927 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
Equity Financing Program
On February 28, 2023, the Company entered into an agreement (the “2023 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to $75.0 million through an equity offering program under

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
which the Agent will act as sales agent (the “Equity Financing Program”). The Company completed sale of common stock under the 2023 Sales Agreement in March 2024.
On May 3, 2024, the Company entered into an agreement (the “2024 Sales Agreement”) with the Agent, which extended the Equity Financing Program under the 2023 Sales Agreement. Under the 2024 Sales Agreement, the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to an additional $150.0 million under the Equity Financing Program. The Company intends to use the net proceeds, if any, from offerings under this program for expenditures or payments in connection with mergers and acquisitions, strategic investments, partnerships and similar transactions, repurchases of outstanding convertible debt securities, and if needed, for general corporate and business purposes.
Under the 2024 Sales Agreement, the Company sets the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2024 Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the “Securities Act”), including sales made through The Nasdaq Global Select Market.
The Company issued 10,356,990 and 20,001,276 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2024 for net proceeds of $18.7 million and $35.9 million, respectively. As of June 30, 2024, the amount available for sale under the 2024 Sales Agreement was $138.0 million.
Private Warrants
The Company had 1,668,269 Private Warrants outstanding as of December 31, 2023. No Private Warrants were exercised in the six months ended June 30, 2024. The Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
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
During the six months ended June 30, 2024, the Company issued 1,591,755 shares of Class A common stock as part of the Stock-in-lieu of Cash Program. As of June 30, 2024, the Company had a total of $7.8 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	878,060	$4.32
Granted	1,591,755	1.76
Vested	(2,430,321)	2.62
Unvested shares as of June 30, 2024	39,494	6.07

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
In June 2024, the Company’s stockholders approved an amendment and restatement of the Company’s Amended 2020 Plan (the “Amended and Restated EIP”) to increase the number of shares of Class A common stock authorized for issuance by 20,000,000 additional shares of Class A common stock.
In May 2024, the Company announced the suspension of the employer match to the 401k plan. As of June 14 2024, the Company will no longer match the 401k plan contributions made by the employee. This is part of the cost reduction initiatives undertaken by management.
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
As part of the restructuring severance package in connection with the May 2024 Plan, the Company granted 1,003,765 options under the Amended and Restated EIP. These options are fully vested at the time of grant and have a 6-year exercise period before expiration, but they may not be exercised prior to May 5, 2028.
The Company’s stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2023	6,199,453	$1.76
Granted	1,003,765	1.50
Exercised	(243,744)	1.67
Cancelled/Forfeited	(29,549)	3.94
Outstanding as of June 30, 2024	6,929,925	1.71	4.97	$160
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $0.2 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common stock on the

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
exercise date. The total grant date fair value of stock options vested during the six months ended June 30, 2024 was $1.6 million.
Restricted Stock units
Since the closing of the Business Combination, the Company has granted restricted stock units (“RSUs”) under the 2020 Plan, the Amended 2020 Plan and the Amended and Restated EIP (together, the “EIP”). Each RSU granted under the EIP represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The Company has granted certain performance-based equity awards that vest upon achievement of certain performance milestones. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the six months ended June 30, 2024 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	31,251,698	$8.60	266,921	$8.91
Granted	25,114,867	1.73	179,452	1.92
Forfeited	(5,174,839)	7.53	(27,039)	8.58
Vested	(17,004,142)	5.72	(278,494)	4.29
Change in units based on performance	—	—	1,724	8.58
Outstanding as of June 30, 2024	34,187,584	5.34	142,564	9.20
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the EIP and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to six years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $3.9 million and $7.9 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $5.9 million for the three and six months ended June 30, 2023, respectively.
Freedom Photonics Awards
As part of the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In March 2024, the Company issued 2,651,085 shares of Class A common stock for $5.4 million of the post combination compensation due to achievement of the service and performance conditions. In May 2024, the Company issued 3,098,974 shares of Class A common stock for $5.5 million of the post combination compensation due to achievement of the service and performance conditions. In June 2024, the Company issued 1,689,400 shares of Class A common stock for $2.5 million of the post combination compensation due to achievement of the certain milestones. As of June 30, 2024, it is probable that the remaining conditions will be met for an amount equal to approximately $4.5 million of post combination compensation.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Service condition: Approximately 7-years of vesting; and
•Performance condition: Start of production for at least one series production program.
On June 4, 2024, the Board granted 687,499 RSUs to an executive, contingent upon market-based performance conditions. The grant date fair value of the award was $1.15 per share.
The Company measured the compensation cost for the management awards outlined above using a Monte Carlo simulation model and recorded $5.7 million and $11.4 million in stock-based compensation expense related to these awards in the three and six months ended June 30, 2024, respectively.
The Company’s management awards activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,800,000	$8.48
Granted	687,499	1.15
Outstanding as of June 30, 2024	12,487,499	8.07
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
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$298	$1,925	$3,693	$4,587
Research and development	16,378	20,541	30,862	38,012
Sales and marketing	3,557	9,792	8,780	15,620
General and administrative	16,846	26,937	38,209	56,930
Stock-based compensation related to restructuring	1,412	—	1,412	—
Total	$38,491	$59,195	$82,956	$115,149

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity Classified Awards:
Stock options	$106	$534	$368	$1,261
RSAs	—	1	—	61
RSUs	25,640	34,706	56,979	73,038
Management awards	5,699	5,840	11,415	11,499
ESPP	135	345	499	748
Stock-based compensation related to restructuring	1,412	—	1,412	—
Liability Classified Awards:
Equity-settled fixed value	3,901	3,035	7,914	5,916
Optogration	—	3,078	—	5,659
Freedom Photonics	(127)	4,977	2,087	9,532
Other	1,725	6,679	2,282	7,435
Total	$38,491	$59,195	$82,956	$115,149
Note 13. Income Taxes
Provision for income taxes for the three and six months ended June 30, 2024 and 2023 was not material. The effective tax rate was 0.0% for the six months ended June 30, 2024 and 2023. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented.
Note 14. Leases
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
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,948	$2,028	$5,669	$4,000
Variable lease cost	331	518	658	1,034
Total operating lease cost	$3,279	$2,546	$6,327	$5,034
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(5,213)	$(3,881)
Right of use assets obtained in exchange for lease obligations:
Operating leases	3,842	2,948

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$44,408	$42,706
Operating lease liabilities:
Operating lease liabilities, current	$11,370	$10,154
Operating lease liabilities, non-current	36,207	35,079
Total operating lease liabilities	$47,577	$45,233
Weighted average remaining terms were as follows (in years):

	June 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.20	5.61
Weighted average discount rates were as follows:

	June 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	6.30%	6.45%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2024 (remaining six months)	$5,872
2025	11,713
2026	11,447
2027	10,525
2028	7,420
2029	2,455
Thereafter	6,491
Total lease payments	55,923
Less: imputed interest	(8,346)
Total leases liabilities	$47,577
Note 15. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $180.1 million as of June 30, 2024.
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
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed an amended complaint. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of June 30, 2024. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in these complaints and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended June 30, 2024
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$9,981	$6,470	$16,451	$—	$16,451
Depreciation and amortization	5,646	745	6,391	—	6,391
Restructuring costs	5,585	677	6,262	—	6,262
Operating loss	(119,567)	(8,773)	(128,340)	618	(127,722)
Other significant items:
Segment assets	450,151	68,207	518,358	(136,549)	381,809
Inventories, net	9,255	4,771	14,026	—	14,026

	Three Months Ended June 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$9,738	$6,459	$16,197	$—	$16,197
Depreciation and amortization	3,866	683	4,549	—	4,549
Operating loss	(120,162)	(22,234)	(142,396)	(1,496)	(143,892)
Other significant items:
Segment assets	708,853	73,664	782,517	(182,743)	599,774
Inventory	19,679	676	20,355	(38)	20,317

	Six Months Ended June 30, 2024
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$26,301	$11,118	$37,419	$—	$37,419
Depreciation and amortization	13,074	1,384	14,458	—	14,458
Restructuring costs	5,585	677	6,262	—	6,262
Operating income loss	(244,586)	(9,524)	(254,110)	619	(253,491)
Other significant items:
Segment assets	450,151	68,207	518,358	(136,549)	381,809
Inventory	9,255	4,771	14,026	—	14,026

	Six Months Ended June 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenue:
Revenues from external customers	$20,411	$10,295	$30,706	$—	$30,706
Depreciation and amortization	6,192	1,344	7,536	—	7,536
Operating income loss	(261,851)	(22,830)	(284,681)	(1,106)	(285,787)
Other significant items:
Segment assets	708,853	73,664	782,517	(182,743)	599,774
Inventory	19,679	676	20,355	(38)	20,317
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
One customer of the Autonomy Solutions segment, accounted for 61% and 53% of the Company’s revenue for the three and six months ended June 30, 2024, respectively. One customer of the Autonomy Solutions segment, accounted for 31% of the Company’s revenue for the three months ended June 30, 2023. Two customers of the Autonomy Solutions segment, accounted

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
for 29% and 16% of the Company’s revenue for the six months ended June 30, 2023, respectively. A vast majority of the Company’s long-lived assets are located in North America.
Note 17. Subsequent Event
On August 6, 2024, the Company entered into private, separately negotiated agreements for (i) the private offering and sales (the “Note Purchase Transaction”) of $100.0 million in aggregate principal amount of newly issued, first-lien senior secured floating rate notes of the Company (the “New Senior Secured Notes”), to be issued pursuant to a First-Lien Indenture, on the terms and conditions set forth in a Purchase Agreement, dated as of August 6, 2024, among the Company, the Guarantors and the Purchasers party thereto (the “Purchase Agreement”); and (ii) the exchange (the “Exchange Transaction” and, together with the Note Purchase Transaction, the “Note Purchase and Exchange Transactions”) of approximately $421.9 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2026 (the “Existing Convertible Notes”) for approximately $274.2 million in aggregate principal amount of newly issued Convertible Senior Secured Notes due 2030 (the “New Secured Convertible Notes”), consisting of two series of second-lien, senior secured notes of the Company, both of which have identical terms other than the principal amount, interest rate and applicable conversion price, to be issued pursuant to a Second-Lien Indenture, on the terms and conditions set forth in an Exchange Agreement, dated as of August 6, 2024, among the Company, the Guarantors and the Holders party thereto (the “Exchange Agreement” and, together with the Purchase Agreement, the “Note Purchase and Exchange Agreements”). The Company will not receive any cash proceeds from the Exchange Transaction.
Copies of each of the Purchase Agreement, Exchange Agreement, First-Lien Indenture and Second-Lien Indenture are included as exhibits to this Form 10-Q.
On August 8, 2024, we expanded the program under the 2024 Sales Agreement as outlined in Note 11 with the Agent, under which we may offer and sell, from time to time in our sole discretion, shares of our Class A common stock with aggregate gross sales proceeds of up to an additional $50.0 million under the Equity Financing Program. We intend to use the net proceeds from offerings under the Equity Financing Program for general corporate purposes, including payment of interest on debt and other manner to repay, repurchase, or service such debt.

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
We are in the process of developing perception, decision-making and mapping software. As of the end of the second quarter of 2024, most of our software products had not achieved technological feasibility.
Acquisition of EM4
On March 18, 2024, we completed the acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for industrial markets. The EM4 acquisition is expected to accelerate our strategy to package lasers, detectors and ASICs. Operations of EM4 have been included in the ATS segment since the acquisition date.
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners.
We announced our start of production (“SOP”) for Volvo Cars at the manufacturing facility in Mexico in April 2024 and began shipping production LiDAR sensors for the Volvo EX90.
We continually evaluate opportunities for optimizing our manufacturing processes and product design. During 2023, we began evaluating our sourcing strategy with the objective to reduce future per unit sensor manufacturing costs, and then finalized and committed to a plan to change our sourcing of certain sub-assemblies and components from one supplier to another, which will require us to abandon certain equipment located at the legacy supplier. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. We expect the transition to new suppliers to be essentially completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in us recording $1.3 million and $3.4 million of accelerated depreciation charges in the three and six months ended June, 30 2024. We expect to record additional accelerated depreciation in the range of $1.5 million to $2.0 million through the remainder of 2024. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets.
In the second quarter of 2024, we announced an agreement to establish an engineering center in Xiamen, China, to be staffed by TPK, one of our existing contract manufacturing partners, which will assist with our industrialization efforts, including manufacturing process design, development and validation, component process verification and validation, supplier development support, system validation, cost analysis, and benchmarking. This expanded partnership with TPK is accretive to our contract manufacturing relationship with TPK, as well as our contract manufacturing relationships with Celestica and Fabrinet, which are continuing as planned.
Business Updates
On May 3, 2024, we announced a restructuring and cost reduction plan which includes reducing our workforce by approximately 20% and sub-leasing of certain facilities. The actions disclosed commenced immediately following the announcement, and we expect them to be essentially completed by the end of 2024. We estimated that we would incur approximately $6.0 million to $8.0 million in cash charges associated with employee severance and related employee costs, plus charges related to accelerated of certain previously granted stock-based awards and grants of new awards as part of severance packages. Through June 30, 2024, we incurred $6.3 million in charges associated with employee severance and related costs, including both cash and stock. We expect to incur $2.0 million to $5.0 million in losses on sub-leasing of certain properties during the remainder of 2024.
In May 2024, we estimated the impact of the restructuring plan, when completed, would reduce operating costs by $50.0 million to $65.0 million on an annual basis, of which $20.0 million to $30.0 million would be savings in cash costs. Our current assessment is that the impact of the restructuring plan and other actions like contractor spend reduction will reduce operating costs by $50.0 million to $65.0 million, and other cost savings initiatives are currently being contemplated.
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
The Autonomy Solutions segment is engaged in the design, manufacturing, and sale of LiDAR sensors catering mainly to OEMs in the automobile, commercial vehicle, robotaxi and adjacent industries. The Autonomy Solutions segment revenue also includes fees earned from non-recurring engineering services provided to customers in connection with customization of our sensor and software products, as well as revenue generated from licensing of certain information.
The ATS segment provides advanced semiconductors and related components, as well as design, test and consulting services to the Autonomy Solutions segment and to various third-party customers, including government agencies and defense contractors, in markets generally unrelated to autonomous vehicles.
One customer of the Autonomy Solutions segment, accounted for 61% and 53% of the Company’s revenue for the three and six months ended June 30, 2024, respectively. One customer of the Autonomy Solutions segment, accounted for 31% of the Company’s revenue for the three months ended June 30, 2023. Two customers of the Autonomy Solutions segment, accounted for 29% and 16% of the Company’s revenue for the six months ended June 30, 2023, respectively. A vast majority of the Company’s long-lived assets are located in North America. A vast majority of the Company’s long-lived assets are located in North America.
Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our LiDAR sensors, which primarily consists of material purchases from third-party contract manufacturers and suppliers which are directly associated with our manufacturing process and personnel-related costs, including stock-based compensation expense for personnel engaged in manufacturing, and engineering. Cost of sales also includes cost of providing services to customers, depreciation and amortization for manufacturing fixed assets or equipment, cost of components, product testing and launch-related costs, an allocated portion of overhead, facility and information technology (“IT”) costs, write downs for excess and obsolete inventory and shipping costs.
The ATS segment provides certain services and components to the Autonomy Solutions segment, which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in the consolidated results.
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
The ATS segment provides certain services and components to the Autonomy Solutions segment, which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in our consolidated results. We expect our R&D costs to remain elevated for the foreseeable future as we continue to invest in research and development activities to achieve our product roadmap, and we expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments.
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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$16,451	$16,197	$254	2%	$37,419	$30,706	$6,713	22%
Cost of sales	30,131	34,532	(4,401)	(13)%	61,554	63,665	(2,111)	(3)%
Gross loss	(13,680)	(18,335)	4,655	(25)%	(24,135)	(32,959)	8,824	(27)%
Operating Expenses:
Research and development	65,850	67,483	(1,633)	(2)%	133,600	136,535	(2,935)	(2)%
Sales and marketing	12,140	15,654	(3,514)	(22)%	26,655	29,383	(2,728)	(9)%
General and administrative	29,790	42,420	(12,630)	(30)%	62,839	86,910	(24,071)	(28)%
Restructuring costs	6,262	—	6,262	100%	6,262	—	6,262	100%
Total operating expenses	114,042	125,557	(11,515)	(9)%	229,356	252,828	(23,472)	(9)%
Loss from operations	(127,722)	(143,892)	16,170	(11)%	(253,491)	(285,787)	32,296	(11)%
Other income (expense), net:
Change in fair value of warrant liabilities	163	26	137	527%	985	(1,028)	2,013	(196)%
Interest expense	(2,757)	(1,273)	(1,484)	117%	(5,514)	(2,938)	(2,576)	88%
Interest income	2,519	1,605	914	57%	5,949	3,510	2,439	69%
Gain from acquisition of EM4	—	—	—	nm	1,752	—	1,752	100%
(Losses)/gains related to investments and certain other assets, and other income (expense)	(3,376)	1,787	(5,163)	(289)%	(5,981)	(2,278)	(3,703)	163%
Total other income (expense), net	(3,451)	2,145	(5,596)	(261)%	(2,809)	(2,734)	(75)	3%
Loss before provision for income taxes	(131,173)	(141,747)	10,574	(7)%	(256,300)	(288,521)	32,221	(11)%
Provision for income taxes	(566)	9	(575)	nm	21	9	12	nm
Net loss	$(130,607)	$(141,756)	$11,149	(8)%	$(256,321)	$(288,530)	$32,209	(11)%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$9,981	$9,738	$243	2%	$26,301	$20,411	$5,890	29%
ATS	6,470	6,459	11	—%	11,118	10,295	823	8%
Total	$16,451	$16,197	$254	2%	$37,419	$30,706	$6,713	22%
The increase in revenue of our Autonomy Solutions in the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in licensing of certain information partially offset by lower service revenue on certain NRE contracts.
The increase in revenue of our ATS segment in the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in revenue from the acquisition of EM4 partially offset by non-recurring engineering service and product sales.
Cost of Sales
The $4.4 million decrease in the cost of sales in the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to completion of the industrialization of Iris as we started series production. The $2.1 million decrease in the cost of sales in the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to lower number of service projects offset by ramp up in production and units sold.
In 2023, we finalized and committed to a plan to proceed with a change in our sourcing strategy for certain manufacturing activities. Implementation of this plan is expected to result in discontinued use of certain plant, property and equipment assets as they will no longer be needed for their original intended use. We have revised the estimated useful lives of said long-lived assets within the impacted asset group, which resulted in recording depreciation for these assets over an accelerated period. We recorded $1.3 million and $3.4 million of incremental accelerated depreciation charges associated with this manufacturing and sourcing change in the three and six months ended June 30, 2024, respectively.

Operating Expenses
Research and Development
The $1.6 million and $2.9 million decrease in research and development expenses in the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to:
•a $6.5 million and $8.3 million net decrease in personnel-related costs driven mainly by decreased headcount and a decrease in stock-based compensation expense; offset by
•a $4.9 million and $5.4 million net increase in purchased materials, contractor fees and external spend in relation to continuing development and testing of our sensor and software products, development activities related to advanced manufacturing as well as data labeling services.
Sales and Marketing
The $3.5 million and $2.7 million decrease in sales and marketing expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to decreases in personnel related costs including stock-based compensation costs due to decreased headcount and reduction in travel related costs.
General and Administrative
The $12.6 million and $24.1 million decrease in general and administrative expenses for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to:
• a $8.3 million and $16.3 million net decrease in personnel-related costs driven mainly by a decrease in stock-based compensation expense as a result of headcount reduction and vesting of certain awards previously granted in connection with M&A activity;
•a $1.3 million and $1.9 million decrease in travel related costs; and
•a $3.0 million and $5.9 million net decrease in purchased materials, contractor fees and external spend.
Restructuring costs
The Company incurred $6.3 million and $0.0 million in restructuring expenses for the three and six months ended June 30, 2024 due to the restructuring plan announced on May 3, 2024.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
The non-cash gain related to the Private Warrants was $0.2 million and $1.0 million for the three and six months ended June 30, 2024.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(119,567)	$(120,162)	$595	—%	$(244,586)	$(261,851)	$17,265	(7%)
ATS	(8,773)	(22,234)	13,461	61%	(9,524)	(22,830)	13,306	58%

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
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. We did not borrow any amount from this credit facility and had no outstanding balance as of June 30, 2024.
On May 3, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time in our sole discretion, shares of our Class A common stock with aggregate gross sales proceeds of up to $150.0 million under the Equity Financing Program. This is an extension of the prior Equity Financing Program we established with the Agent in February 2023. We intend to use the net proceeds from offerings under the Equity Financing Program for expenditures or payments in connection with strategic merger and acquisitions, strategic investments, partnerships and similar transactions, repurchases of convertible debt securities, and if needed, for general corporate and business purposes.
Under the 2024 Sales Agreement, we set the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2024 Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made through The Nasdaq Global Select Market.
In August 2024, we entered into private, separately negotiated agreements for (i) the private offering and sale of $100 million in aggregate principal amount of newly issued, first-lien, senior secured floating rate notes due 2028 and (ii) the exchange of approximately $421.9 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2026 for approximately $274.2 million in aggregate principal amount of newly issued Convertible Senior Secured Notes due 2030. See Note 17. Subsequent Event for a description of these transactions. We received $100 million in cash proceeds from the offering and sale of the 2028 Notes, but did not receive any cash proceeds from the exchange of the 2026 Convertible Notes for the 2030 Convertible Notes. As a result of this transaction, we extended a significant amount of our 2026 maturities into 2030 and raised additional capital to bolster our liquidity position. We expect to incur higher annual interest expense for the incremental 2028 Notes and 2030 Convertible Notes.

We issued 10,356,990 and 20,001,276 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2024 for net proceeds of $18.7 million and $35.9 million, respectively. As of June 30, 2024, $138.0 million was available for sale under the program.
As of June 30, 2024, we had cash and cash equivalents totaling $52.3 million and marketable securities of $109.0 million, totaling $161.3 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as the increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $2.1 billion as of June 30, 2024. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(158,936)	$(137,983)
Investing activities	35,511	116,366
Financing activities	36,894	42,008
Operating Activities
Net cash used in operating activities was $158.9 million during the six months ended June 30, 2024. Net cash used in operating activities was due to our net loss of $256.3 million adjusted for non-cash items of $128.8 million, primarily consisting of $83.0 million of stock-based compensation, $17.8 million of inventory write-offs and write-downs, $14.5 million of depreciation and amortization, $8.4 million of vendor payments in stock in lieu of cash and cash used for operating assets and liabilities of $31.4 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $35.5 million in the six months ended June 30, 2024 was comprised of cash proceeds from maturities of marketable securities of $112.2 million, offset primarily by $75.1 million related to purchases of marketable securities, $1.6 million in cash spent for capital expenditures, and $3.8 million cash paid for acquisition of EM4.
Financing Activities
Net cash provided by financing activities of $36.9 million in the six months ended June 30, 2024 was primarily comprised of $35.9 million cash received from the sale and issuance of shares of Class A common stock under the Equity Financing Program.
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
During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2023 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
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
We had cash and cash equivalents, and marketable securities totaling $161.3 million as of June 30, 2024. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, commercial paper, corporate bonds, U.S. agency and government sponsored securities, equity investments and asset-backed securities. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 100 basis point change in interest rates would not have a material impact on the value of our cash and cash equivalents or marketable investments.
As of June 30, 2024, the principal amount outstanding of our Convertible Senior Notes was $625.0 million. The fair value of the Convertible Senior Notes is subject to interest rate risk, market risk and other factors due to their conversion features. The fair value of the Convertible Senior Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Convertible Senior Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. We carry the Convertible Senior Notes at face value less unamortized discount on our consolidated balance sheets.
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 15 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, to update the risk factors under the heading “Risk Factors – Risks Related to Our Indebtedness”:
The large amount of our outstanding indebtedness and liabilities limits the cash flow available for our operations and exposes us to risks that could adversely affect our business, financial condition and results of operations.
As of June 30, 2024, our total consolidated indebtedness was approximately $617.0 million, representing our 1.25% convertible senior notes due 2026 (the “existing convertible notes”), net of unamortized debt discount and issuance costs. On August 8, 2024, we issued $100.0 million in aggregate principal amount of first-lien senior secured floating rate notes (the “new senior secured notes”) and exchanged approximately $421.9 million in aggregate principal amount of existing convertible notes for approximately $274.2 million in aggregate principal amount of newly issued second-lien convertible senior secured notes due 2030 (the “new secured convertible notes” and together with the existing convertible notes, the “convertible notes”, and the convertible notes and the new senior secured notes, the “notes”). The new senior secured notes bear interest at a fluctuating rate equal to Term SOFR plus 9.0%, subject to a Term SOFR floor of 3.0%, and the new secured convertible notes, which consists of two series, bear interest at 9.0% per annum and 11.5% per annum, respectively.
Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:d
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of our convertible notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the convertible notes and the new senior secured notes, and our cash needs may increase in the future. In addition, the new senior secured notes and the new secured convertible notes contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that further limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
The terms of our new senior secured notes and new secured convertible notes require us to maintain minimum liquidity and place restrictions on our operating and financial flexibility. If we fail to comply with any covenants contained in the indentures governing our notes, holders may declare all of the applicable series of notes to be due and payable, and in the case of the new senior secured notes and new secured convertible notes, exercise rights with respect to collateral securing those notes.
The new senior secured notes are secured by a first priority lien on, and the new secured convertible notes are secured by a second priority lien on, substantially all of our and the guarantors’ assets (including intellectual property) and are guaranteed by certain of our current and future material subsidiaries on a senior secured basis and a second-priority senior secured basis, respectively, subject to certain criteria and exceptions.
The indenture governing the new senior secured notes contains covenants that limit our and our subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness; (ii) grant or incur liens securing indebtedness; (iii) make certain restricted payments and investments; (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries; (v) enter into transactions with affiliates; (vi) in the case of us and any guarantor, consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person; (vii) declare or pay dividends or make other distributions; and (viii) make modifications to certain of our material debt agreements. In addition, the indenture governing the new senior secured notes contains a covenant that provides that we may not permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility permitted under the indenture, plus (b) the amount of unrestricted cash and cash equivalents held by us and our subsidiary guarantors) to be less than $35 million as of the last day, or for more than 5 days, of any calendar month. The indenture governing the new secured convertible notes contain similar restrictive covenants and a similar minimum liquidity requirement, but at a $31.5 million level.
If we fail to comply with these or any of the other covenants under the indentures governing the notes and are unable to obtain a waiver or amendment, the holders of notes may, among other things, declare all of the applicable series of notes to be due and payable and, with respect to the new senior secured notes and new secured convertible notes, exercise rights with respect to collateral securing those notes, each of which could significantly harm our business, financial condition and prospects and could cause the price of our common stock to decline.
Under the indentures governing the new senior secured notes and new secured convertible notes, if we do not reduce the outstanding principal amount of the existing convertible notes to less than $100 million by June 30, 2026, the maturity date of the new senior secured notes and the new secured convertible notes will advance to September 15, 2026.
The new senior secured notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100 million of the existing convertible notes remain outstanding as of June 30, 2026, then September 15, 2026. The new secured convertible notes will mature on the earlier of (i) January 15, 2030 or (ii) if more than $100 million of the existing convertible notes remain outstanding as of June 30, 2026, then September 15, 2026. If we are unable to reduce the outstanding principal amount of the existing convertible notes to less than $100 million by June 30, 2026, we may not have sufficient cash or be able to raise funds sufficient to pay the new senior secured notes and new secured convertible notes on their earlier maturity date.
We may be unable to raise the funds necessary to repurchase the notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our existing and other indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.
Under the indenture governing our new senior secured notes, if a “change of control” occurs, and under the indenture governing our new secured convertible notes, if a “fundamental change” occurs, then the respective holders may require us to repurchase their respective notes at a cash repurchase price equal to 103% and 100%, respectively, of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. A holder that elects to convert its new secured convertible notes in connection with a fundamental change may be entitled to receive a make-whole adjustment to the conversion rate for such notes in connection with such corporate event in certain circumstances. The definition of “fundamental change” includes certain business combination transactions involving us and certain de-listing events with respect to our Class A common stock. In addition, upon conversion, we may satisfy part or all of our conversion obligation in cash, shares of our Class A common stock or a combination of cash and shares, at our election. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our existing and any future indebtedness may restrict our ability to repurchase the notes or pay any cash amounts due upon conversion. Our failure to repurchase notes or to pay any cash amounts due upon conversion or when otherwise required will constitute a default under the indentures governing the notes. A default under the indenture governing our new senior secured notes or a default under the indenture governing the new secured convertible notes or the fundamental change itself could also lead to a default under agreements governing other indebtedness which we have incurred or may incur, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the existing convertible notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option and holders of the new secured convertible notes are entitled to convert their notes at any time at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. If a significant portion of our convertible notes were converted, the number of shares of Class A common stock that would be issued upon conversion will cause substantial dilution to our stockholders. In addition, upon conversion of the new secured convertible notes (except a conversion following certain events that constitute a “make-whole fundamental change”), we would be required to pay a make-whole premium upon conversion equal to the lesser of (i) all regularly scheduled interest payments that would be due on the portion of such new secured convertible notes being redeemed for the succeeding two year period and (ii) all regularly scheduled interest payments that would be due on the portion of such new secured convertible notes being redeemed through the maturity date, and is capped at the maximum number of shares that would be issuable in connection with a “make-whole fundamental change”.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 24, 2024, we issued 1,440,549 shares of Class A common stock in lieu of cash to a certain service provider for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.
On July 5, 2024, we issued 259,246 shares of Class A common stock in lieu of cash to a certain service provider for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Amended and Restated Bylaws of the Company (as amended on March 17, 2023).	8-K	001-38791	3.1	03/21/23

4.1	First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee.					X

4.2	Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee.					X

5.1	Opinion of Orrick, Herrington & Sutcliffe LLP					X

10.1	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan.	DEF14A	001-38791	B	04/25/24

10.2	Financing Agreement, dated May 3, 2024, by and between the Company and Virtu Americas LLC.	S-3ASR	33-279118	1.3	05/3/24

10.3	Form of Exchange Agreement, dated August 6, 2024, by and between the Company and the Holders.†					X

10.4	Form of Purchase Agreement, dated August 6, 2024, by and between the Company and the Purchasers.†					X

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

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: August 8, 2024	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)