Form 10-Q
period 2024-09-30
Luminar Technologies, Inc./DE
filed 2024-11-18
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of October 31, 2024, the registrant had 402,353,009 shares of Class A common stock and 97,088,670 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the estimated costs and expected benefits of the restructuring plan initiated in May 2024, including the additional actions taken under the restructuring plan in September 2024, product plans, future growth, sales estimates/Order Book numbers, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth and anticipated impacts on our business of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial R&D costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are selected for inclusion in autonomous driving or Advanced Driving Assistance Systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward looking estimates of certain metrics, including Order Book, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our customers; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to build, launch, receive regulatory approval, sell, and service insurance products as well as market and differentiate the benefits of LiDAR-based ADAS to consumers; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; whether the complexity of our products results in undetected defects and reliability issues which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel and dependence on Austin Russell, our Founder, President and Chief Executive Officer; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine, as well as trade disputes with China and including the effect of sanctions and trade restrictions that may affect supply chain or sales opportunities; the large amount of our outstanding indebtedness and our ability to comply with covenants contained in the agreements governing our indebtedness; our ability to access sources of capital to finance operations and growth; our ability to regain and maintain compliance with the Nasdaq continued listing standards for the listing of our Class A common stock; and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report”) and in Part II, Item 1A, of our quarterly report on Form 10-Q for the quarter ended June 30, 2024 (the “Second Quarter 2024 Report”), in each case under the heading “Risk Factors” and in subsequent reports filed with the SEC which we encourage you to carefully read. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.luminartech.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @luminartech on X (formerly Twitter), Luminartech on YouTube, and Luminar Technologies on LinkedIn). The information on our website (or any webpages referenced in this Quarterly Report on Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,209	$139,095
Restricted cash	1,937	1,529
Marketable securities	84,409	150,727
Accounts receivable	15,246	14,124
Inventory	17,636	12,196
Prepaid expenses and other current assets	30,449	32,950
Total current assets	263,886	350,621
Property and equipment, net	55,220	66,300
Operating lease right-of-use assets	41,036	42,706
Intangible assets, net	16,712	22,994
Goodwill	3,994	7,390
Other non-current assets	22,566	22,356
Total assets	$403,414	$512,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,761	$21,113
Accrued and other current liabilities	47,954	52,605
Operating lease liabilities	10,978	10,154
Total current liabilities	87,693	83,872
Warrant liabilities	19	1,069
Convertible and senior notes	539,405	615,428
Operating lease liabilities, non-current	33,016	35,079
Other non-current liabilities	1,292	1,667
Total liabilities	661,425	737,115
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Class A common stock	42	34
Class B common stock	10	10
Additional paid-in capital	2,122,786	1,927,378
Accumulated other comprehensive income (loss)	241	2
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(2,068,613)	(1,839,695)
Total stockholders’ deficit	(258,011)	(224,748)
Total liabilities and stockholders’ deficit	$403,414	$512,367
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$12,681	$10,753	$43,721	$28,043
Services	2,812	6,206	9,190	19,622
Total revenue	15,493	16,959	52,911	47,665
Cost of sales:
Products	24,128	27,273	68,604	71,535
Services	5,397	7,846	22,475	27,249
Total cost of sales	29,525	35,119	91,079	98,784
Gross loss	(14,032)	(18,160)	(38,168)	(51,119)
Operating expenses:
Research and development	50,591	62,937	184,191	199,472
Sales and marketing	11,097	12,397	37,752	41,780
General and administrative	30,206	35,435	93,045	122,345
Impairment of goodwill and intangible assets	6,647	—	6,647	—
Restructuring costs	3,284	—	9,546	—
Total operating expenses	101,825	110,769	331,181	363,597
Loss from operations	(115,857)	(128,929)	(369,349)	(414,716)
Other income (expense), net:
Change in fair value of warrant liabilities	65	2,373	1,050	1,345
Interest expense	(8,908)	(2,779)	(14,422)	(5,717)
Interest income	2,407	1,260	8,356	4,770
Gain on extinguishment of debt	147,346	—	147,346	—
Gain from acquisition of EM4, LLC (“EM4”)	—	—	1,752	—
Changes in fair value of derivative liability	2,476	—	2,476	—
(Losses) gains related to investments and certain other assets, and other income (expense)	32	(5,967)	(5,947)	(8,245)
Total other income (expense), net	143,418	(5,113)	140,611	(7,847)
Income (loss) before provision for income taxes	27,561	(134,042)	(228,738)	(422,563)
Provision for income taxes	158	296	180	305
Net income (loss)	$27,403	$(134,338)	$(228,918)	$(422,868)
Net income (loss) per share:
Basic	$0.06	$(0.34)	$(0.51)	$(1.11)
Diluted	$(0.24)	$(0.34)	$(0.80)	$(1.11)
Shares used in computing net income (loss) per share:
Basic	480,016,365	394,591,942	453,074,622	382,673,871
Diluted	494,014,952	394,591,942	471,818,091	382,673,871
Comprehensive Loss:
Net income (loss)	$27,403	$(134,338)	$(228,918)	$(422,868)
Net unrealized gain on available-for-sale debt securities	350	573	239	3,991
Comprehensive income (loss)	$27,753	$(133,765)	$(228,679)	$(418,877)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	313,888,629	$31	97,088,670	$10	$1,741,053	$(808)	$(312,477)	$(1,556,956)	$(129,147)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	4,688,949	1	—	—	903	—	—	—	904
Issuance of Class A common stock under the Equity Financing Program	1,833,829	—	—	—	9,107	—	—	—	9,107
Issuance of Class A common stock to a wholly owned subsidiary of TPK Universal Solutions Limited (“TPK”)	1,652,892	—	—	—	10,000	—	—	—	10,000
Issuance of Class A common stock to Plus Automation, Inc. (“Plus”)	1,926,471	—	—	—	12,141	—	—	—	12,141
Vendor payments under the stock-in-lieu of cash program	389,920	—	—	—	9,734	—	—	—	9,734
Milestone awards related to acquisitions	1,527,788	—	—	—	11,336	—	—	—	11,336
Share-based compensation	—	—	—	—	44,025	—	—	—	44,025
Other comprehensive income	—	—	—	—	—	573	—	—	573
Net loss	—	—	—	—	—	—	—	(134,338)	(134,338)
Balance as of September 30, 2023	325,908,478	$32	97,088,670	$10	$1,838,299	$(235)	$(312,477)	$(1,691,294)	$(165,665)

Balance as of June 30, 2024	391,516,377	$39	97,088,670	$10	$2,066,404	$(109)	$(312,477)	$(2,096,016)	$(342,149)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	6,459,694	1	—	—	139	—	—	—	140
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	20,361,266	2	—	—	18,594	—	—	—	18,596
Issuance of Class A common stock under the Equity Financing Program	4,000,000	—	—	—	5,900	—	—	—	5,900
Vendor payments under the stock-in-lieu of cash program	357,660	—	—	—	469	—	—	—	469
Share-based compensation, including restructuring costs	—	—	—	—	31,100	—	—	—	31,100
Expense related to Volvo Warrants	—	—	—	—	203	—	—	—	203
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(23)	—	—	—	(23)
Other comprehensive income	—	—	—	—	—	350	—	—	350
Net income	—	—	—	—	—	—	—	27,403	27,403
Balance as of September 30, 2024	422,694,997	$42	97,088,670	$10	$2,122,786	$241	$(312,477)	$(2,068,613)	$(258,011)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	291,942,087	$29	97,088,670	$10	$1,558,685	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	13,414,078	2	—	—	2,551	—	—	—	2,553
Issuance of Class A common stock under employee stock purchase plan (“ESPP”)	272,524	—	—	—	1,406	—	—	—	1,406
Vendor payments under the stock-in-lieu of cash program	6,505,012	1	—	—	43,328	—	—	—	43,329
Issuance of Class A common stock to a wholly owned subsidiary of TPK	3,305,784	—	—	—	20,000	—	—	—	20,000
Issuance of Class A common stock to Plus Automation, Inc. (“Plus”)	1,926,471	—	—	—	12,141	—	—	—	12,141
Milestone awards related to acquisitions	2,943,401	—	—	—	20,656	—	—	—	20,656
Issuance of Class A common stock under the Equity Financing Program	5,599,121	—	—	—	38,711	—	—	—	38,711
Share-based compensation	—	—	—	—	141,393	—	—	—	141,393
Payments of employee taxes related to stock-based awards	—	—	—	—	(572)	—	—	—	(572)
Other comprehensive income	—	—	—	—	—	3,991	—	—	3,991
Net loss	—	—	—	—	—	—	—	(422,868)	(422,868)
Balance as of September 30, 2023	325,908,478	$32	97,088,670	$10	$1,838,299	$(235)	$(312,477)	$(1,691,294)	$(165,665)

Balance as of December 31, 2023	344,606,104	$34	97,088,670	$10	$1,927,378	$2	$(312,477)	$(1,839,695)	$(224,748)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	23,165,950	2	—	—	545	—	—	—	547
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	20,361,266	2	—	—	18,594	—	—	—	18,596
Issuance of Class A common stock under ESPP	529,648	—	—	—	800	—	—	—	800
Issuance of Class A common stock under the Equity Financing Program	24,001,276	3	—	—	41,803	—	—	—	41,806
Issuance of Class A common stock under 401(k) Plan	1,500,000	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock in settlement of certain claims	704,691	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock-in-lieu of cash program	1,949,415	1	—	—	5,472	—	—	—	5,473
Milestone awards related to acquisitions	5,876,647	—	—	—	11,249	—	—	—	11,249
Share-based compensation, including restructuring costs	—	—	—	—	112,455	—	—	—	112,455
Expense related to Volvo Warrants	—	—	—	—	338	—	—	—	338
Payments of employee taxes related to stock-based awards	—	—	—	—	(240)	—	—	—	(240)
Other comprehensive income	—	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	—	(228,918)	(228,918)
Balance as of September 30, 2024	422,694,997	$42	97,088,670	$10	$2,122,786	$241	$(312,477)	$(2,068,613)	$(258,011)
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(228,918)	$(422,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,169	19,468
Amortization of operating lease right-of-use assets	6,464	5,095
Amortization of premium/discount on marketable securities	(1,819)	(3,952)
Loss on marketable securities	2,201	7,774
Change in fair value of private warrants	(1,050)	(1,345)
Vendor stock-in-lieu of cash program	12,358	31,487
Gain from acquisition of EM4	(1,752)	—
Impairment of goodwill and other intangible assets	6,647	—
Gain on extinguishment of debt	(147,346)	—
Changes in fair value of derivative liability	(2,476)	—
Amortization of debt premium/discount and issuance costs	3,065	2,427
Inventory write-offs and write-downs	20,737	17,343
Share-based compensation, including restructuring costs	115,792	160,031
Losses and impairments on non-marketable securities and certain other assets	4,000	2,141
Change in product warranty and other	(2,367)	4,273
Changes in operating assets and liabilities:
Accounts receivable	(59)	(7,729)
Inventories	(22,638)	(25,249)
Prepaid expenses and other current assets	(1,987)	10,858
Other non-current assets	(5,108)	(3,458)
Accounts payable	7,327	4,018
Accrued and other current liabilities	9,590	14,379
Other non-current liabilities	(7,522)	(9,219)
Net cash used in operating activities	(214,692)	(194,526)
Cash flows from investing activities:
Acquisition of EM4 (net of cash acquired)	(3,831)	—
Acquisition of Seagate’s lidar business	—	(12,608)
Purchases of marketable securities	(92,400)	(269,164)
Proceeds from maturities of marketable securities	154,837	390,836
Proceeds from sales/redemptions of marketable securities	3,737	51,569
Purchases of property and equipment	(4,244)	(21,129)
Net cash provided by investing activities	58,099	139,504
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	41,806	38,711
Proceeds from issuance of Senior notes, net of Senior Notes and 2030 Convertible Notes issuance costs	89,202	—
Proceeds from issuance of Class A common stock to a wholly owned subsidiary of TPK	—	20,000
Proceeds from exercise of stock options	547	2,560
Proceeds from sale of Class A common stock under ESPP	800	1,406
Payments of employee taxes related to stock-based awards	(240)	(572)
Net cash provided by financing activities	132,115	62,105
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,478)	7,083
Beginning cash, cash equivalents and restricted cash	140,624	71,105
Ending cash, cash equivalents and restricted cash	$116,146	$78,188
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,683	$3,906
Supplemental disclosures of noncash investing and financing activities:
Conversion of 2030 Convertible Notes to equity	$18,596	$—
Recognition/derecognition of operating lease right-of-use asset and liability	2,543	3,335
Purchases of property and equipment recorded in accounts payable and accrued liabilities	400	2,194
Vendor stock-in-lieu of cash program—advances for capital projects and equipment	—	7,411
Investment in Plus	—	10,000
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include inventory reserves, useful life of long-lived assets, valuation allowance for deferred tax assets, valuation of warrants issued in a private placement (“Private Warrants”), valuation of contingent consideration payable, and assets acquired in mergers and acquisitions including intangible assets, forecasted costs associated with non-recurring engineering (“NRE”) services, restructuring costs, valuation of convertible and senior notes and derivatives associated with them, valuation of distinct goods and services in the purchase contract with customers and stock-based compensation expense. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Derivative Liability
The Company evaluated convertible and senior notes to determine if embedded features of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value in the consolidated balance sheet at issuance and marked-to-market at each balance sheet date as components of convertible and senior notes. The change in the fair value during the period is recorded in the consolidated statement of operations as either other income or expense as changes in fair value of derivative liability. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment in the consolidated statement of operations.
Segment Information
The Company has determined its operating segments using the same indicators which were used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(individually and collectively, “Seagate”). Assets purchased from both Civil Maps and Seagate have been included in the Autonomy Solutions segment.
(ii) “Advanced Technologies and Services (“ATS”) which includes the design, development, manufacturing, packaging and development services of photonic components and subsystems (including semiconductor lasers and photodetectors), application-specific integrated circuits and pixel-based sensors. The Company acquired Optogration, Inc. (“Optogration”) in August 2021, Freedom Photonics LLC (“Freedom Photonics”) in April 2022, and EM4, LLC (“EM4”) in March 2024. Operations of Optogration, Freedom Photonics and EM4 have been included in the ATS segment since their respective acquisition dates.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of September 30, 2024 and December 31, 2023 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. One customer accounted for 39% of the Company’s accounts receivable as of September 30, 2024. One customer accounted for 71% of the Company’s accounts receivable as of December 31, 2023.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. Changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 in respect to derivative liabilities are disclosed above.
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
Note 3. Business Combinations and Acquisitions
Acquisition of EM4
On March 18, 2024 (the “Acquisition Date”), the Company completed its acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for aerospace and industrial markets. The EM4 acquisition is expected to accelerate the Company’s strategy to package lasers, detectors and ASICs.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Since the consideration paid by the Company to acquire EM4’s business was lower than the estimated fair value of net assets acquired, the Company recognized a $1.8 million gain from the acquisition of EM4. The following factors contributed towards the purchase price paid by the Company being lower than the estimated fair value of the net assets acquired: (a) EM4 had historically been incurring losses; (b) G&H viewed EM4 as non-core; (c) although G&H pursued a competitive auction process for the business, the ultimate timeline to completion was drawn-out due to the complexity of the transaction structure; and (d) during the later stages of the sale process, after the Company was selected as the winning bidder, EM4’s business was impacted by the cancellation of certain material government programs as well as delays in certain other purchase orders, which also served to significantly reduce the estimated probability of the contingent future payments to G&H.
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

	Three Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$14,022	91%	$16,367	97%
Asia Pacific	202	1%	—	—%
Europe and Middle East	1,269	8%	592	3%
Total	$15,493	100%	$16,959	100%
Revenue by timing of recognition:
Recognized at a point in time	$12,609	81%	$10,753	63%
Recognized over time	2,884	19%	6,206	37%
Total	$15,493	100%	$16,959	100%
Revenue by segment:
Autonomy Solutions	$9,766	63%	$11,229	66%
ATS	5,727	37%	5,730	34%
Total	$15,493	100%	$16,959	100%

	Nine months ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$50,122	94%	$43,341	91%
Asia Pacific	299	1%	1,022	2%
Europe and Middle East	2,490	5%	3,302	7%
Total	$52,911	100%	$47,665	100%
Revenue by timing of recognition:
Recognized at a point in time	$43,721	83%	$28,043	59%
Recognized over time	9,190	17%	19,622	41%
Total	$52,911	100%	$47,665	100%
Revenue by segment:
Autonomy Solutions	$36,066	68%	$31,640	66%
ATS	16,845	32%	16,025	34%
Total	$52,911	100%	$47,665	100%
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
The opening and closing balances of contract assets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract assets, current	$10,720	$14,132
Contract assets, non-current	5,248	2,471
Ending balance	$15,968	$16,603

The significant changes in contract assets balances consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$16,603	$17,970
Amounts billed that were included in the contract assets beginning balance	(4,124)	(10,965)
Contract assets from acquisition of EM4 (See Note 3)	1,644	—
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	1,845	9,598
Ending balance	$15,968	$16,603
The opening and closing balances of contract liabilities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract liabilities, current	$2,366	$3,127
Contract liabilities, non-current	—	805
Ending balance	$2,366	$3,932
The significant changes in contract liabilities balances consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$3,932	$3,008
Revenue recognized that was included in the contract liabilities beginning balance	(2,708)	(2,125)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	1,142	3,049
Ending balance	$2,366	$3,932
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $14.9 million as of September 30, 2024 and includes amounts within contract liabilities. The Company expects to recognize approximately 100% of this revenue over the next 12 months.
Note 5. Restructuring
On May 3, 2024, the Company announced a restructuring plan (“2024 Restructuring Plan”), including a reduction in its workforce by approximately 20%. On September 20, 2024, the Company announced additional actions under the 2024 Restructuring Plan that included a cumulative reduction in workforce of approximately 30% of the Company’s full-time employees since the beginning of 2024. By September 30, 2024, the reduction in workforce actions resulted in the termination of 198 employees. Total separation costs associated with the 2024 Restructuring Plan amounted to $3.3 million in the third quarter of 2024 and have been included as restructuring costs in the statement of operations. The following table summarizes

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the restructuring charges as of September 30, 2024.

	Severance expense	Other expenses	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	9,421	125	9,546
Cash payments	(4,603)	(118)	(4,721)
Non-cash charges	(2,476)	—	(2,476)
Balance payable and accrued liabilities as of September 30, 2024	$2,342	$7	$2,349
The entire balance payable of $2.3 million relates to the Autonomy Solutions segment.
Note 6. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,326	$12	$—	$24,338
Commercial paper	9,354	—	—	9,354
Corporate bonds	67,504	234	(5)	67,733
Certificate of deposit	500	—	—	500
Total debt securities	$101,684	$246	$(5)	$101,925
Included in cash and cash equivalents	$20,381	$—	$—	$20,381
Included in marketable securities	$81,303	$246	$(5)	$81,544

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,764	$20	$—	$86,784
U.S. agency and government sponsored securities	2,732	—	—	2,732
Commercial paper	10,144	—	—	10,144
Corporate bonds	44,924	9	(27)	44,906
Total debt securities	$144,564	$29	$(27)	$144,566
Included in cash and cash equivalents	$1,595	$—	$(1)	$1,594
Included in marketable securities	$142,969	$29	$(26)	$142,972
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$—	$13,056	$—	$—
U.S. agency and government sponsored securities	—	—	—	741
Corporate bonds	(5)	7,082	(27)	30,621
Total	$(5)	$20,138	$(27)	$31,362

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Condensed Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
Money market funds(1)	Cash and cash equivalents	$60,792	$101,842
Marketable equity investments(1)	Marketable securities	2,865	7,755
Investment in non-marketable securities(2)	Other non-current assets	10,000	10,000
Non-marketable equity investment measured using the measurement alternative(2)	Other non-current assets	—	4,000
Total		$73,657	$123,597
(1)    Investments with readily determinable fair values.
(2)    Investment in privately held company without readily determinable fair value.
The Company assesses its non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations.
The Company measured the current value of its investment in Robotic Research OpCo, LLC (“Forterra”) at cost as provided under the guidance for measurement of equity investment using the measurement alternative. As a result of anticipated losses of preferred rights and decline in enterprise value of Forterra, the Company has recorded an impairment charge of $4.0 million related to the said investment in the second quarter of 2024.
Note 7. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$33,036	$35,659
Money market funds	60,792	101,842
U.S. treasury securities	15,199	—
Commercial paper	5,182	497
Corporate bonds	—	1,097
Total cash and cash equivalents	$114,209	$139,095
Inventory
Inventory comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,772	$5,614
Work-in-process	3,004	2,521
Finished goods	8,860	4,061
Total inventories, net	$17,636	$12,196
The Company’s inventory write-downs were $2.9 million and $20.7 million for the three and nine months ended September 30, 2024 and $3.9 million and $17.3 million for the three and nine months ended September 30, 2023, respectively. The write-downs were primarily due to obsolescence charges as a result of change in product design, lower of cost or market assessment, yield losses, and other adjustments.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$12,989	$12,434
Contract assets	10,720	14,132
Advance payments to vendors	259	3,038
Other receivables	6,481	3,346
Total prepaid expenses and other current assets	$30,449	$32,950
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$61,910	$58,815
Computer hardware and software	8,143	7,025
Land	1,001	1,001
Leasehold improvements	22,620	22,531
Vehicles, including demonstration fleet	2,141	2,207
Furniture and fixtures	930	900
Construction in progress	2,150	2,256
Total property and equipment	98,895	94,735
Accumulated depreciation	(43,675)	(28,435)
Total property and equipment, net	$55,220	$66,300
Property and equipment capitalized under finance lease were not material.
Depreciation expense associated with property and equipment was $4.7 million and $17.1 million for the three and nine months ended September 30, 2024 and $10.8 million and $16.2 million for the three and nine months ended September 30, 2023, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design. In 2023, the Company finalized and committed to a plan to change its sourcing of certain sub-assemblies and components from one supplier to another, which requires the Company to abandon certain equipment located at the legacy supplier. As a result, the Company has reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The Company expects the transition to the new supplier to be essentially completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $0.9 million and $4.4 million of incremental accelerated depreciation charges in the three and nine months ended September 30, 2024, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	September 30, 2024	December 31, 2023
Beginning of the period	$22,994	$22,077
Additions	—	8,240
Amortization	(3,032)	(4,323)
Impairment	(3,250)	(3,000)
End of the period	$16,712	$22,994

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022 and Solfice in June 2022. The components of intangible assets were as follows (in thousands):

	September 30, 2024					December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(2,092)	$—	$1,638	3.2	$3,730	$(1,479)	$—	$2,251	3.7
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(432)	—	188	1.5	620	(339)	—	281	2.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	21,400	(6,514)	—	14,886	5.2	20,150	(4,188)	—	15,962	5.5
IPR&D	3,250	—	(3,250)	—	—	7,500	—	(3,000)	4,500	—
Total intangible assets	$29,780	$(9,818)	$(3,250)	$16,712	5.0	$32,780	$(6,786)	$(3,000)	$22,994	5.2
(1) See below for discussions related to impairment charges.
Amortization expense related to intangible assets was $1.0 million and $3.0 million for the three and nine months ended September 30, 2024 and $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2024 (remaining three months)	$1,031
2025	4,126
2026	3,479
2027	3,263
2028	1,771
Thereafter	3,042
Total	$16,712
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2022	$687	$18,129	$18,816
Goodwill related to acquisition of Seagate’s lidar business	1,063	—	1,063
Impairment of goodwill related to Freedom Photonics	—	(12,489)	(12,489)
Balance as of December 31, 2023	$1,750	$5,640	$7,390
Impairment of goodwill related to Freedom Photonics	$—	$(3,396)	$(3,396)
Balance as of September 30, 2024	$1,750	$2,244	$3,994
During the year ended December 31, 2023, the Company recognized impairment charges of $12.5 million and $3.0 million related to goodwill and IPR&D related to Freedom Photonics. These impairment charges were due to events that occurred during the fourth quarter of 2023, including a decision to delay development activities on certain new products resulting from an increasing focus on supporting the product roadmap of the Autonomy Solutions segment, and a lowering of the growth outlook for the business due to less than anticipated traction in sales of new products. During the third quarter of 2024 the Company recognized additional impairment charges of $3.4 million and $3.3 million related to goodwill and IPR&D, related to Freedom Photonics driven by a slower industry lidar adoption rate in the near-term as well as a reduction in the Freedom Photonics workforce assigned to perform development work for external customers.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $15.9 million and no impairment charge has been recorded by the Autonomy Solutions reportable segment.
In relation to the goodwill, the Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Freedom Photonics reporting during the fourth quarter of 2023 and the third quarter of 2024, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The significant assumptions used in the assessment of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. As a result of this assessment, the Company determined in the fourth quarter of 2023 that the carrying value of the Freedom Photonics reporting unit exceeded its estimated fair value by $12.5 million. This resulted in an impairment charge to goodwill, with the remaining goodwill associated with Freedom Photonics being fully impaired in the third quarter of 2024.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Security deposits	$2,315	$2,410
Non-marketable equity investment	10,000	14,000
Prepaid expenses non-current	4,169	3,471
Contract assets	5,248	2,471
Other non-current assets	834	4
Total other non-current assets	$22,566	$22,356
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$14,075	$20,658
Accrued expenses	10,817	14,723
Contract losses	11,294	8,790
Warranty reserves	754	4,154
Contract liabilities	2,366	3,127
Accrued interest payable	6,904	359
Insurance reserve and other liabilities	1,744	794
Total accrued and other current liabilities	$47,954	$52,605
During the three and nine months ended September 30, 2024, the Company recorded $3.2 million and $15.7 million, respectively, and $3.9 million and $11.0 million for the three and nine months ended September 30, 2023, respectively, in cost of sales (services) with respect to estimated losses expected to be incurred on NRE projects with certain customers. The estimated contract losses were primarily driven by delays in achievement of certain milestones and changes in scope of project deliverables agreed upon with a customer.
Note 8. Debt
2026 Convertible Senior Notes and Capped Call Transactions
In December 2021, the Company issued $625.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2026 in a private placement, which included $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the option granted to the initial purchasers to purchase additional notes (collectively, the “2026 Convertible Senior Notes”). The interest on the 2026 Convertible Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2026 Convertible Senior Notes will mature on December 15, 2026, unless repurchased or redeemed earlier by the Company or converted pursuant to their terms.
The total net proceeds from the debt offering, after deducting fees paid to the initial purchasers paid by the Company, was approximately $609.4 million.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Each $1,000 principal amount of the 2026 Convertible Senior Notes is initially convertible into 50.0475 shares of the Company’s Class A common stock, par value $0.0001, which is equivalent to an initial conversion price of approximately $19.98 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events prior to the maturity date but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of some or all of the 2026 Convertible Senior Notes, the Company will, under certain circumstances, increase the conversion rate of the 2026 Convertible Senior Notes for a holder who elects to convert its 2026 Convertible Senior Notes in connection with such a corporate event or convert its 2026 Convertible Senior Notes called for redemption during the related redemption period, as the case may be. The 2026 Convertible Senior Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after December 20, 2024, and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (2) the trading day immediately before the date the Company sends such notice. If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Convertible Senior Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their 2026 Convertible Senior Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders of the 2026 Convertible Senior Notes may convert their 2026 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the 2026 Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of September 30, 2024, the conditions allowing holders of the 2026 Convertible Senior Notes to convert were not met.
The 2026 Convertible Senior Notes are senior unsecured obligations and will rank equal in right of payment with the Company’s future senior unsecured indebtedness; senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Convertible Senior Notes; effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company has classified the 2026 Convertible Senior Notes as a non-current liability. Debt discount and issuance costs aggregating approximately $16.2 million were initially recorded as a reduction to the principal amount of the 2026 Convertible Senior Notes and is being amortized as interest expense on a straight line basis over the contractual terms of the notes. The Company estimates that the difference between amortizing the debt discounts and the issuance costs using the straight line method as compared to using the effective interest rate method is immaterial.
In connection with the offering of the 2026 Convertible Senior Notes, the Company entered into privately negotiated capped call option transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $19.98 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Convertible Senior Notes. The Capped Calls have initial cap prices of $30.16 per share, subject to certain adjustment events. The Capped Calls are generally intended to reduce the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
to a cap based on the cap price. The Capped Calls expire on April 6, 2027, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, failure to deliver, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $73.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
On August 8, 2024, pursuant to a privately negotiated exchange agreement, the Company exchanged $421.9 million aggregate principal amount of the outstanding 2026 Convertible Senior Notes for $82.3 million aggregate principal amount of its newly issued 9.0% convertible second lien senior secured notes due 2030 (the “Series 1 Notes”), and $192.0 million aggregate principal amount of its newly issued 11.5% convertible second lien senior secured notes due 2030 (the “Series 2 Notes”, and collectively with the Series 1 Notes, the “2030 Convertible Notes”). Concurrently with the exchange transaction, the Company also issued $100.0 million aggregate principal amount of its newly issued first-lien, senior secured floating rate notes due 2028 (the “Senior Notes”) in a private placement for cash consideration of $97.0 million. As a result of the exchange and purchase transactions, during the third quarter of 2024, the Company recognized $142.2 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Convertible Senior Notes so exchanged and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors. The extinguishment gain was recorded in Other income, net in the condensed consolidated statements of operations.
The net carrying amount of the 2026 Convertible Senior Notes was as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$203,083	$625,000
Unamortized debt discount and issuance costs	(2,326)	(9,572)
Net carrying amount	$200,757	$615,428
The following table sets forth the interest expense recognized related to the 2026 Convertible Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,189	$1,969	$5,084	$5,843
Amortization of debt discount and issuance costs	481	809	2,099	2,427
Total interest expense	$1,670	$2,778	$7,183	$8,270
The remaining term over which the debt discount and issuance costs will be amortized is 2.2 years.
Senior Notes
On August 8, 2024, the Company issued $100.0 million aggregate principal amount of Senior Notes in a private placement. At the time of the issuance, the fair value of the Senior Notes is $97.0 million, resulting in a debt discount of $3.0 million.
The Senior Notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Senior Notes will bear floating interest at a rate equal to Term SOFR plus 9.0%, subject to a Term SOFR floor of 3.0%, resulting in an effective interest rate of 14.1% as of September 30, 2024. Interest is payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.
The Company may redeem the Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if redeemed during the following periods, inclusive of the prepayment fee due on any such redemption: on or prior to August 15, 2026: 111%; after August 15, 2026 and on or prior to August 15, 2027: 108%; and after August 15, 2027: 103%. The Senior Notes are also subject to a customary make whole payment in the event of any redemption or acceleration of the Senior Notes on or prior to August 15, 2025.
In the event of a change of control, as defined in the indenture governing the Senior Notes (the “First Lien Indenture”), the holders of the Senior Notes may require the Company to repurchase their notes at a cash repurchase price equal to 103% of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Senior Notes are guaranteed by certain of the Company’s current and future material subsidiaries on a senior secured basis, subject to certain criteria and exceptions. The Senior Notes and the guarantees are secured by a fully perfected first-priority lien on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions, including any first-priority liens on customary asset-based lending collateral, including accounts receivable and inventory, pursuant to a revolving credit facility permitted under the First Lien Indenture.
The First Lien Indenture includes restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, make restricted payments and grant or incur liens, in addition to a financial covenant to maintain an unrestricted cash and cash equivalents balance, plus any unused commitments then available to be drawn under any revolving credit facility permitted under the First Lien Indenture, of not less than $35.0 million as of the last day, or for more than five days, of any calendar month. The First Lien Indenture also contains customary events of default.
The Company has classified the Senior Notes as a non-current liability. Initial debt discount and issuance costs aggregating approximately $4.9 million were initially recorded as a reduction to the principal amount and will be amortized as interest expense over the contractual terms of the Senior Notes based on the effective interest rate of 16.0%.
The Company recognized interest expense of $2.2 million for the Senior Notes during the three and nine months ended September 30, 2024, which included $0.1 million from the amortization of debt discount and issuance costs.
The net carrying amount of the Senior Notes was as follows (in thousands):

September 30, 2024
Principal	$100,000
Unamortized debt discount and issuance costs	(4,728)
Net carrying amount	$95,272
The remaining term over which the debt discount and issuance costs will be amortized is 3.9 years.
The Company estimated the fair value of the Senior Notes using a binomial model as of August 8, 2024, with the following valuation inputs: payment interest rate of 12.4% - 14.3%, effective borrowing rate of 14.4%, interest rate volatility of 23.0%.
The Company estimated the fair value of the Senior Notes using a binomial model as of September 30, 2024, with the following valuation inputs: payment interest rate of 12.0% - 13.1%, effective borrowing rate of 9.7%, interest rate volatility of 23.0%.
2030 Convertible Notes
On August 8, 2024, the Company issued $82.3 million aggregate principal amount of the Series 1 Notes and $192.0 million aggregate principal amount of the Series 2 Notes in exchange for $421.9 million aggregate principal amount of outstanding 2026 Convertible Senior Notes. At the time of the exchange, the fair value of the Series 1 Notes and the Series 2 Notes is $87.5 million and $186.2 million, resulting in a debt premium of $5.2 million and a debt discount of $5.7 million, respectively.
The 2030 Convertible Notes will mature on the earlier of (i) January 15, 2030 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Series 1 Notes bear interest at a rate of 9.0% per annum, and the Series 2 Notes bear interest at a rate of 11.5% per annum. Interest is payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year.
Each $1,000 principal amount of the Series 1 Notes and Series 2 Notes is initially convertible into 687.8525 and 412.7115 shares of the Company’s Class A common stock, which is equivalent to an initial conversion price of approximately $1.45 and $2.42 per share, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events prior to the maturity date.
The 2030 Convertible Notes are convertible at the option of the holders at any time before the maturity date, at the conversion price then in effect plus a make-whole premium (the “Make-Whole Premium”) equal to the lesser of (i) all regularly scheduled interest payments that would be due on the portion of such 2030 Convertible Note being redeemed for the succeeding two year period and (ii) all regularly scheduled interest payments that would be due on the portion of such 2030 Convertible

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note being redeemed through the maturity date, and is capped at the maximum number of shares that would be issuable in connection with a conversion following a “Make-Whole Fundamental Change”, as defined in the indenture governing the 2030 Convertible Notes (the “Second Lien Indenture”). The Make-Whole Premium will be payable in either cash or shares, at the Company’s option.
The Company accounted for the conversion option of Series 1 Notes and Series 2 Notes as embedded derivatives. The initial fair value of the derivative instruments of $25.2 million and $24.0 million was recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to Series 1 Notes and Series 2 Notes, respectively, upon issuance. The Company will remeasure the derivative liabilities at each reporting period with any changes to be recorded in Other income, net in the condensed consolidated statements of operations.
If a fundamental change, as defined in the Second Lien Indenture, occurs, then holders may require the Company to repurchase their 2030 Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. A holder that elects to convert its 2030 Convertible Notes in connection with a fundamental change may be entitled to receive a make-whole adjustment in connection with such corporate event in certain circumstances. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Common Stock.
The Company may redeem the 2030 Convertible Notes at its option, in whole at any time or in part from time to time, if the closing price of the Company’s common stock exceeds 130% of the conversion price for a given Series then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, and certain liquidity conditions are then satisfied, at a redemption price equal to (i) 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus (ii) accrued and unpaid interest to, but excluding the redemption date, and (iii) the Make-Whole Premium.
The 2030 Convertible Notes are guaranteed by certain of the Company’s current and future material subsidiaries on a second-priority senior secured basis, subject to certain criteria and exceptions. The 2030 Convertible Notes and the guarantees are secured by a fully perfected second-priority lien on substantially all of the assets of the Company and the Guarantors, subject to the first-priority liens securing or otherwise permitted by the Senior Notes and any first-priority liens on customary asset-based lending collateral, including accounts receivable and inventory, pursuant to a revolving credit facility permitted under the Second Lien Indenture.
The Second Lien Indenture includes restrictive covenants substantially similar to the First Lien Indenture that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, make restricted payments and grant or incur liens, in addition to a financial covenant to maintain an unrestricted cash and cash equivalents balance, plus any unused commitments then available to be drawn under any revolving credit facility permitted under the Second Lien Indenture, of not less than $31.5 million as of the last day, or for more than five days, of any calendar month. The Second Lien Indenture also contains customary events of default.
The Company has classified the 2030 Convertible Notes as a non-current liability. Initial debt discount (including the initial fair value of the embedded derivative liabilities) and issuance costs aggregating approximately $21.6 million and $33.3 million were initially recorded as a reduction to the principal amount of the Series 1 Notes and Series 2 Notes, respectively, and will be amortized as interest expense over the contractual terms of the 2030 Convertible Notes based on the effective interest rates of 16.3% and 16.3%, respectively.
During the quarter ending September 30, 2024, the principal amount of $22.9 million and $50,000 of Series 1 Notes and Series 2 Notes were converted by the holders. The Company issued 20,328,198 shares and 33,069 shares of the Class A Common Stock to settle such conversion of Series 1 Notes and Series 2 Notes, respectively. The Company recognized a debt extinguishment gain of $5.1 million on such conversions which was recorded in Other income, net in the condensed consolidated statements of operations.
The Company recognized interest expense of $1.1 million and $3.8 million for the Series 1 Notes and Series 2 Notes, respectively, during the three and nine months ended September 30, 2024, which included $0.3 million and $0.6 million, respectively, from the amortization of debt discount and issuance costs.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The net carrying amount of the 2030 Convertible Notes as of September 30, 2024 was as follows (in thousands):

	Series 1 Notes	Series 2 Notes
Principal	$59,391	$191,918
Unamortized debt discount and issuance costs	(15,305)	(32,702)
Net carrying amount	$44,086	$159,216
The remaining term over which the debt discount and issuance costs will be amortized is 5.3 years.
The conversion features of the Series 1 Notes and Series 2 Notes are accounted for as embedded derivative liabilities. The derivative liability is considered a Level 3 valuation and is recorded at its estimated fair value at the end of each reporting period, with the change in fair value recognized within other expense, net in the consolidated statements of operations.
The following table shows the estimated fair value of the derivative liability as of the issuance and the change in fair value from issuance through September 30, 2024:

	Series 1 Notes	Series 2 Notes
Derivative liability, at issuance	$25,254	$23,980
Change in fair value	(2,379)	(97)
Decrease of derivative liability upon exercise of conversion option	$(6,684)	$—
Derivative liability, end of period	$16,191	$23,883
The Company estimated the fair value of the 2030 Convertible Notes and derivative liability using a binomial model, with the following valuation inputs:

	Series 1 Notes		Series 2 Notes
	August 8, 2024	September 30, 2024	August 8, 2024	September 30, 2024
Conversion price	$1.45	$1.45	$2.42	$2.42
Risk-free rate	3.76%	3.53%	3.76%	3.53%
Effective borrowing rate	17.16%	12.84%	17.16%	12.84%
Volatility	50.00%	50.00%	50.00%	50.00%
Stock price	$0.93	$0.90	$0.93	$0.90
Payment interest rate	9.00%	9.00%	11.50%	11.50%
Redemption price	$1.89	$1.89	$3.15	$3.15
Credit Facility
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of September 30, 2024.
Note 9. Fair Value Measurements
As of September 30, 2024, the Company carried cash equivalents, marketable investments, embedded derivatives associated with 2030 Convertible notes and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 12 for further information on the Company’s fixed value equity awards.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The fair value of the Private Warrants was de minimis as of September 30, 2024.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$60,792	$—	$—	$60,792
U.S. treasury securities	15,199	—	—	15,199
Commercial paper	—	5,182	—	5,182
Total cash equivalents	$75,991	$5,182	$—	$81,173
Marketable investments:
U.S. treasury securities	$9,139	$—	$—	$9,139
Commercial paper	—	4,172	—	4,172
Corporate bonds	—	67,733	—	67,733
Certificate of deposit	—	500	—	500
Marketable equity investments	2,865	—	—	2,865
Total marketable investments	$12,004	$72,405	$—	$84,409
Liabilities:
Derivative liability	$—	$—	$40,074	$40,074
Private Warrants	$—	$—	$19	$19
Total liabilities	$—	$—	$40,093	$40,093

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measured as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,842	$—	$—	$101,842
Commercial paper	—	497	—	497
Corporate bonds	—	1,097	—	1,097
Total cash equivalents	$101,842	$1,594	$—	$103,436
Marketable investments:
U.S. treasury securities	$86,784	$—	$—	$86,784
U.S. agency and government sponsored securities	—	2,732	—	2,732
Commercial paper	—	9,647	—	9,647
Corporate bonds	—	43,809	—	43,809
Marketable equity investments	7,755	—	—	7,755
Total marketable investments	$94,539	$56,188	$—	$150,727
Liabilities:
Private Warrants	$—	$—	$1,069	$1,069
As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s outstanding 2026 Convertible Senior Notes was $94.8 million and $296.3 million, respectively. The fair value was determined based on the quoted price of the 2026 Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 8 for further information on the Company’s 2026 Convertible Senior Notes.
As of September 30, 2024, the estimated fair value of the Series 1 Notes and Series 2 Notes, excluding the embedded feature value was $52.4 million and $187.9 million, respectively. As of September 30, 2024, the estimated fair value of the Senior Notes was $108.0 million. The fair value was determined based on a binomial lattice model and have been classified as Level 3 in the fair value hierarchy. See Note 8 for further information on these notes.
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
Note 10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method for the employee equity incentive plans and stock-based awards, and the if-converted method for the 2026 Convertible Senior Notes and 2030 Convertible Notes. If the Company reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive. The Company computes earnings (loss) per share using the two-class method for its Class A and Class B common stock. Earnings (loss) per share is same for both Class A and Class B common stock since they are entitled to the same liquidation and dividend rights.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted income/(loss) per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$27,403	$(134,338)	$(228,918)	$(422,868)
2026 Convertible Senior Notes extinguishment	(141,203)	—	(141,203)	—
2030 Convertible Notes extinguishment	$(5,355)	$—	$(5,355)	$—
Net income (loss) attributable to common shareholders	$(119,155)	$(134,338)	$(375,476)	$(422,868)
Denominator:
Weighted average common shares outstanding—Basic	480,016,365	394,591,942	453,074,622	382,673,871
Dilutive effect of potential common shares
2026 Convertible Senior Notes extinguished	8,817,633	—	17,016,484	—
2030 Convertible Notes	5,180,954	—	1,726,985	—
Weighted average common shares outstanding—Diluted	494,014,952	394,591,942	471,818,091	382,673,871
Net income (loss) per share
Basic	$0.06	$(0.34)	$(0.51)	$(1.11)
Diluted	$(0.24)	$(0.34)	$(0.80)	$(1.11)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met for the three and nine months ended September 30, 2024:

September 30, 2024
Warrants	5,757,549
Stock-based awards—Equity classified	35,494,946
Stock-based awards—Liability classified	37,743,480
Vendor stock-in-lieu of cash program	6,314,814
Series 1 Notes	48,821,579
Series 2 Notes	112,112,553
2026 Convertible Senior Notes	10,163,806
Earn-out shares	8,606,717
Total	265,015,444
Note 11. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of September 30, 2024, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of September 30, 2024, the Company had 422,694,997 shares issued and 400,831,547 shares outstanding of Class A common stock, and 97,088,670 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share.
See Note 17. Subsequent Event for a description of the Reverse Stock Split (as defined below).
Equity Financing Program
On February 28, 2023, the Company entered into an agreement (the “2023 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to $75.0 million through an equity offering program under

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
which the Agent will act as sales agent (the “Equity Financing Program”). The Company completed sale of common stock under the 2023 Sales Agreement in March 2024.
On May 3, 2024, the Company entered into an agreement (the “2024 Sales Agreement”) with the Agent, which extended the Equity Financing Program under the 2023 Sales Agreement. Under the 2024 Sales Agreement, the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to an additional $150.0 million under the Equity Financing Program. The Company intends to use the net proceeds, if any, from offerings under this program for expenditures or payments in connection with mergers and acquisitions, strategic investments, partnerships and similar transactions, repurchases of outstanding convertible debt securities, and if needed, for general corporate and business purposes.
In August 2024, the Company increased the Equity Financing Program by an additional $50.0 million pursuant to the 2024 Sales Agreement.
Under the 2024 Sales Agreement, the Company sets the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2024 Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the “Securities Act”), including sales made through The Nasdaq Global Select Market.
The Company issued 4,000,000 and 24,001,276 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2024 for net proceeds of $5.9 million and $41.8 million, respectively. As of September 30, 2024, the amount available for sale under the 2024 Sales Agreement was $182.1 million.
Private Warrants
The Company had 1,668,269 Private Warrants outstanding as of December 31, 2023. No Private Warrants were exercised in the nine months ended September 30, 2024. The Private Warrants are set to expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share.
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
During the nine months ended September 30, 2024, the Company issued 1,949,415 shares of Class A common stock as part of the Stock-in-lieu of Cash Program. As of September 30, 2024, the Company had a total of $4.5 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	878,060	$4.32
Granted	1,949,415	1.68
Vested	(2,787,981)	2.45
Unvested shares as of September 30, 2024	39,494	6.07

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
In June 2024, the Company’s stockholders approved an amendment and restatement of the Company’s Amended 2020 Plan (the “Amended and Restated EIP”) to increase the number of shares of Class A common stock authorized for issuance by 20,000,000 additional shares of Class A common stock.
In May 2024, the Company announced the suspension of the employer match to the 401k plan. As of June 14, 2024, the Company will no longer match the 401k plan contributions made by the employee. This is part of the cost reduction initiatives undertaken by management.
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
As part of the restructuring severance package in connection with the May 2024 Plan, the Company granted 1,003,765 options under the Amended and Restated EIP. These options are fully vested at the time of grant and have a 6-year exercise period before expiration, but they may not be exercised prior to May 5, 2028.
The Company’s stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2023	6,199,453	$1.76
Granted	981,462	1.50
Exercised	(327,499)	1.67
Cancelled/Forfeited	(410,127)	2.79
Outstanding as of September 30, 2024	6,443,289	1.66	4.80	$185
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $0.2 million. The intrinsic value is calculated as the difference between the exercise price and the fair value of the common

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
stock on the exercise date. The total grant date fair value of stock options vested during the nine months ended September 30, 2024 was $1.6 million.
Restricted Stock units
Since the closing of the Business Combination, the Company has granted restricted stock units (“RSUs”) under the 2020 Plan, the Amended 2020 Plan and the Amended and Restated EIP (together, the “EIP”). Each RSU granted under the EIP represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period up to six years. The Company has granted certain performance-based equity awards that vest upon achievement of certain performance milestones. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the nine months ended September 30, 2024 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	31,251,698	$8.60	266,921	$8.91
Granted	30,288,936	1.60	179,452	1.92
Forfeited	(11,833,368)	5.12	(30,770)	8.58
Vested	(23,341,709)	5.02	(343,071)	5.10
Change in units based on performance	—	—	2,220	8.58
Outstanding as of September 30, 2024	26,365,557	5.29	74,752	9.77
Fixed Value Equity Awards
The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the EIP and are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to six years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. Stock-based compensation expense related to these awards was $3.6 million and $11.5 million for the three and nine months ended September 30, 2024, respectively, and $4.2 million and $10.1 million for the three and nine months ended September 30, 2023, respectively.
Freedom Photonics Awards
As part of the acquisition of Freedom Photonics LLC (“Freedom Photonics”) in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In March 2024, the Company issued 2,651,085 shares of Class A common stock for $5.4 million of the post combination compensation due to achievement of the service and performance conditions. In May 2024, the Company issued 3,098,974 shares of Class A common stock for $5.5 million of the post combination compensation due to achievement of the service and performance conditions. In June 2024, the Company issued 1,689,400 shares of Class A common stock for $2.5 million of the post combination compensation due to achievement of the certain milestones. As of September 30, 2024, it is probable that the remaining conditions will be met for an amount equal to approximately $4.5 million of post combination compensation.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Service condition: Approximately 7-years of vesting; and
•Performance condition: Start of production for at least one series production program.
On June 4, 2024, the Board granted 687,499 RSUs to an executive, contingent upon market-based performance conditions. The grant date fair value of the award was $1.15 per share.
The Company measured the compensation cost for the management awards outlined above using a Monte Carlo simulation model and recorded $5.8 million and $17.2 million in stock-based compensation expense related to these awards in the three and nine months ended September 30, 2024, respectively.
The Company’s management awards activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,800,000	$8.48
Granted	687,499	1.15
Outstanding as of September 30, 2024	12,487,499	8.07
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
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,204	$2,255	$4,897	$6,842
Research and development	10,862	12,886	41,724	50,898
Sales and marketing	4,171	6,536	12,951	22,156
General and administrative	15,531	23,205	53,740	80,135
Stock-based compensation related to restructuring	1,068	—	2,480	—
Total	$32,836	$44,882	$115,792	$160,031

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity Classified Awards:
Stock options	$69	$491	$437	$1,752
RSAs	—	—	—	61
RSUs	21,377	33,593	78,356	106,631
Management awards	5,814	5,560	17,229	17,059
ESPP	168	402	667	1,150
Stock-based compensation related to restructuring	1,068	—	2,480	—
Liability Classified Awards:
Equity-settled fixed value	3,552	4,150	11,466	10,066
Optogration	—	495	—	6,154
Freedom Photonics	563	687	2,650	10,219
Other	225	(496)	2,507	6,939
Total	$32,836	$44,882	$115,792	$160,031
Note 13. Income Taxes
Provision for income taxes for each of the three and nine months ended September 30, 2024 was $0.2 million. The provision for income taxes for each of the three and nine months ended September 30, 2023 was $0.3 million. The effective tax rate was 0.6% and (0.2)% or the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was(0.1)% for the nine months ended September 30, 2024 and 2023.The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented and taxes on foreign earnings.
Note 14. Leases
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
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,927	$2,111	$8,596	$6,111
Variable lease cost	332	494	990	1,528
Total operating lease cost	$3,259	$2,605	$9,586	$7,639
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(8,174)	$(5,358)
Recognition/derecognition of right-of-use asset and liability:
Operating leases	$2,543	3,335

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$41,036	$42,706
Operating lease liabilities:
Operating lease liabilities, current	$10,978	$10,154
Operating lease liabilities, non-current	33,016	35,079
Total operating lease liabilities	$43,994	$45,233
Weighted average remaining terms were as follows (in years):

	September 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.07	5.61
Weighted average discount rates were as follows:

	September 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	6.40%	6.45%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2024 (remaining three months)	$2,901
2025	11,226
2026	10,961
2027	10,030
2028	7,168
2029	2,834
Thereafter	6,500
Total lease payments	51,620
Less: imputed interest	(7,626)
Total leases liabilities	$43,994
Note 15. Commitments and Contingencies
Purchase and Other Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $115.8 million as of September 30, 2024.
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
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 22, 2024, which remains pending. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of September 30, 2024. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same purported wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in these complaints and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
On March 21, 2024, a putative class action styled Smith v. Gores, et al., C.A. No. 2024-0285-MTZ (Del. Ch.) was filed in the Delaware Court of Chancery against the Company and the members of its Board of Directors. The lawsuit asserted claims on behalf of a putative class comprised of all stockholders other than defendants and any current directors or officers of the Company. The plaintiff alleged that certain provisions in the Company’s advance notice bylaws (the “Challenged Provisions”) were invalid and void and that the members of the Board have breached their fiduciary duty of loyalty by adopting and maintaining the Challenged Provisions. In addition to seeking declaratory, equitable, and injunctive relief, the plaintiff sought an award of attorneys’ fees and other costs and expenses on behalf of the putative class. On September 4, 2024, the court granted the parties stipulation to dismiss this action with prejudice, as to the individual plaintiff only, in light of certain amendments to the Challenged Provisions adopted by the Board, which rendered the action moot. The court retains jurisdiction of the action solely for the purpose of adjudicating an attorneys’ fees and expenses application by the plaintiff. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

	Three Months Ended September 30, 2024
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$9,766	$5,727	$15,493	$—	$15,493
Depreciation and amortization	4,981	729	5,710	—	5,710
Restructuring costs	3,284	—	3,284	—	3,284
Operating loss	(106,133)	(10,208)	(116,341)	484	(115,857)
Other significant items:
Segment assets	482,723	65,106	547,829	(144,415)	403,414
Inventories, net	13,523	4,113	17,636	—	17,636

	Three Months Ended September 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$11,229	$5,730	$16,959	$—	$16,959
Depreciation and amortization	11,231	701	11,932	—	11,932
Operating income (loss)	(131,943)	673	(131,270)	2,341	(128,929)
Other significant items:
Segment assets	676,874	79,237	756,111	(203,233)	552,878
Inventory	15,800	935	16,735	(37)	16,698

	Nine Months Ended September 30, 2024
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$36,066	$16,845	$52,911	$—	$52,911
Depreciation and amortization	18,055	2,114	20,169	—	20,169
Restructuring costs	8,869	677	9,546	—	9,546
Operating loss	(350,719)	(19,732)	(370,451)	1,102	(369,349)
Other significant items:
Segment assets	482,723	65,106	547,829	(144,415)	403,414
Inventory	13,523	4,113	17,636	—	17,636

	Nine Months Ended September 30, 2023
	Autonomy Solutions	ATS	Total reportable segments	Eliminations (1)	Total Consolidated
Revenues from external customers	$31,640	$16,025	$47,665	$—	$47,665
Depreciation and amortization	17,423	2,045	19,468	—	19,468
Operating loss	(393,794)	(22,157)	(415,951)	1,235	(414,716)
Other significant items:
Segment assets	676,874	79,237	756,111	(203,233)	552,878
Inventory	15,800	935	16,735	(37)	16,698
(1) Represents the eliminations of all intercompany balances and transactions during the period presented.
Two customers of the Autonomy Solutions segment, accounted for 34% and 17%, respectively, of the Company’s revenue for the three months ended September 30, 2024. One customer of the Autonomy Solutions segment, accounted for 48% of the Company’s revenue for the nine months ended September 30, 2024. Three customers of the Autonomy Solutions segment, accounted for 32%, 14% and 14%, respectively, of the Company’s revenue for the three months ended September 30,

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
2023. Two customers of the Autonomy Solutions segment, accounted for 30% and 16%, respectively, of the Company’s revenue for the nine months ended September 30, 2023. A vast majority of the Company’s long-lived assets are located in North America.
Note 17. Subsequent Event
On October 15, 2024, we received a deficiency notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying that, based on the closing bid price of our Common Stock, for the last 30 consecutive trading days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.
The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Global Select Market. The Company has 180 days from the date of the Notice to regain compliance and is considering all available options to comply with the Minimum Bid Price Requirement.
On October 30, 2024, the Company held its special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to, at the discretion of the Board, effect a reverse stock split (the “Reverse Stock Split”) with respect to the Company’s issued and outstanding Class A common stock and Class B common stock, including any held by the Company as treasury shares, at any time prior to December 31, 2024, at a ratio of 1-for-5 to 1-for-20 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board without further approval or authorization of the Company’s stockholders.On November 13, 2024, the Board set and approved a ratio of 1-for-15 for the Reverse Stock Split and authorized management to proceed with the reverse stock split. The financial statements contained herein do not reflect the Reverse Stock Split as the Reverse Stock Split has not been implemented or become effective as of the date of the issuance of these financial statements.
Subsequent to the quarter-end, the Company received notices from the holders to convert the principal amount of $4.1 million and $8.5 million of Series 1 Notes and Series 2 Notes, respectively. The Company issued 3,691,501 shares and 5,653,547 shares of the Class A Common Stock to settle such conversion of Series 1 Notes and Series 2 Notes, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on February 28, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2023 Annual Report and in Part II, Item 1A, of our quarterly report on Form 10-Q for the quarter ended June 30, 2024 (the “Second Quarter 2024 Report”) and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
Overview
We are a global automotive technology company ushering a new era of vehicle safety and autonomy. We are enabling solutions for series production passenger cars and commercial trucks as well as other targeted markets. Over the past decade, we have been building our light detection and ranging (LiDAR) sensor from the chip-level up, which is expected to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles as well as other adjacent markets.
We are in the process of developing perception, decision-making and mapping software. As of the end of the third quarter of 2024, most of our software products had not achieved technological feasibility.
Acquisition of EM4
On March 18, 2024, we completed the acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for industrial markets. The EM4 acquisition is expected to accelerate our strategy to package lasers, detectors and ASICs. Operations of EM4 have been included in the ATS segment since the acquisition date.
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners.
We announced our start of production (“SOP”) for Volvo Cars at the manufacturing facility in Mexico in April 2024 and began shipping production LiDAR sensors for the Volvo EX90, with yields continuously improving during the third quarter of 2024.
We continually evaluate opportunities for optimizing our manufacturing processes and product design. During 2023, we began evaluating our sourcing strategy with the objective to reduce future per unit sensor manufacturing costs, and then finalized and committed to a plan to change our sourcing of certain sub-assemblies and components from one supplier to another, which will require us to abandon certain equipment located at the legacy supplier. As a result, we have reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. We expect the transition to new suppliers to be essentially completed in 2024. The reduction in the estimated useful lives of the impacted assets resulted in us recording $0.9 million and $4.4 million of accelerated depreciation charges in the three and nine months ended September 30, 2024. We expect to record additional accelerated depreciation of approximately $0.3 million through the remainder of 2024. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets.
Business Updates
On May 3, 2024, we announced a restructuring and cost reduction plan (the “Restructuring Plan”), which included reducing our workforce by approximately 20% and sub-leasing of certain facilities. We estimated the impact of the Restructuring Plan and other actions such as contractor spend reduction, when completed, would reduce operating costs by approximately $50.0 million to $65.0 million on an annual basis, of which approximately $20.0 million to $30.0 million would be savings in cash expenditures.
On September 20, 2024, we announced additional actions under the Restructuring Plan that represent a cumulative workforce reduction of approximately 30% of our full-time employees since the beginning of 2024. These additional actions commenced immediately following the announcement, and we expect them to be substantially complete by the end of 2025. We expect to incur approximately $4.0 million to $6.0 million in additional cash charges associated with employee severance and related employee costs, plus charges related to acceleration of certain previously granted stock-based awards as part of severance packages for impacted employees. Through September 30, 2024, we incurred $9.5 million in total charges associated with employee severance and related costs, including both cash and stock from the actions we took in May 2024 and September 2024. We estimate that the additional workforce adjustments we announced in September 2024, along with other cost-saving measures expected to take place over the coming quarters, will generate approximately $80.0 million in additional annual cash savings on a run-rate basis.
On August 6, 2024, we entered into private, separately negotiated agreements for (i) the private offering and sale of $100 million in aggregate principal amount of newly issued, first-lien, senior secured floating rate notes due 2028 of the Company

(the “Senior Notes” and (ii) the exchange of approximately $421.9 million in aggregate principal amount of 1.25% 2026 Convertible Senior Notes (due in 2026) for approximately $274.2 million in aggregate principal amount of 2023 Convertible Notes (due in 2030), consisting of two series of second-lien, senior secured notes, both of which have identical terms other than the principal amount, interest rate and applicable conversion price. We did not receive any cash proceeds from the exchange transaction. The transactions closed on August 8, 2024. See note 8 for more detail.
Given the customary business practices in the automotive industry, the rapidly changing nature of the markets in which we compete and that LiDAR is new, there remains potential risk that our major commercial wins may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item 1A of Part I in our 2023 Annual Report.
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. We have eliminated intercompany accounts and transactions.
Components of Results of Operations
Revenue
Our business and revenue producing activities are organized in two operating segments: (i) Autonomy Solutions and (ii) Advanced Technologies and Services (“ATS”).
The Autonomy Solutions segment is engaged in the design, manufacturing, and sale of LiDAR sensors catering mainly to OEMs in the automobile, commercial vehicle, robotaxi and adjacent industries. The Autonomy Solutions segment revenue also includes fees earned from non-recurring engineering services provided to customers in connection with customization of our sensor and software products, as well as revenue generated from licensing of certain information.
The ATS segment provides advanced semiconductors and related components, as well as design, test and consulting services to the Autonomy Solutions segment and to various third-party customers, including government agencies and defense contractors, in markets generally unrelated to autonomous vehicles.
Two customers of the Autonomy Solutions segment, accounted for 34% and 17%, respectively, of the Company’s revenue for the three months ended September 30, 2024. One customer of the Autonomy Solutions segment, accounted for 48% of the Company’s revenue for the nine months ended September 30, 2023. Three customers of the Autonomy Solutions segment, accounted for 32%, 14% and 14%, respectively, of the Company’s revenue for the three months ended September 30, 2023. Two customers of the Autonomy Solutions segment, accounted for 30% and 16%, respectively, of the Company’s revenue for the nine months ended September 30, 2023.
Consideration Payable to Customers
The Company enters into revenue and purchase contracts with the same customer from time to time. When payments to customers are in exchange for distinct goods and services, the Company evaluates the underlying economics and fair value of the distinct goods and services. If the Company determines any portion of the consideration payable to the customer exceeds the fair value of the distinct goods and services, the excess is accounted for as a reduction of the transaction price of the revenue contract.
Cost of sales and gross profit (loss)
Cost of sales includes the fixed and variable manufacturing cost of our LiDAR sensors, which primarily consists of material purchases from third-party contract manufacturers and suppliers which are directly associated with our manufacturing process and personnel-related costs, including stock-based compensation expense for personnel engaged in manufacturing, and engineering. Cost of sales also includes cost of providing services to customers, depreciation and amortization for manufacturing fixed assets or equipment, cost of components, product testing and launch-related costs, an allocated portion of overhead, facility and information technology (“IT”) costs, write downs for excess and obsolete inventory and shipping costs.
The ATS segment provides certain services and components to the Autonomy Solutions segment, which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in the consolidated results.
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
The ATS segment provides certain services and components to the Autonomy Solutions segment, which are recorded as cost of goods sold or research and development costs depending on the nature and use of such services and components by the Autonomy Solutions segment. These inter-segment transactions are eliminated in our consolidated results. We expect our R&D costs to remain elevated for the foreseeable future as we continue to invest in research and development activities to achieve our product roadmap, and we expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments.
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
Change in Fair Value of Derivative Liabilities
The derivatives are classified as marked-to-market liabilities and the corresponding increase or decrease in value is reflected in change in fair value of embedded derivatives.
Other income (expense), net
Interest income consists of income earned on our cash equivalents and marketable securities. These amounts will vary based on our cash, cash equivalents and marketable securities balances, and also with market rates. Interest expense consists primarily of interest on the 2026 Convertible Senior Notes, 2030 Convertible Notes and Senior Notes as well as amortization of premium (discount) on marketable securities. Other income (expense) includes realized gains and losses related to the marketable securities, as well as impact of gains and losses related to foreign exchange transactions.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$15,493	$16,959	$(1,466)	(9)%	$52,911	$47,665	$5,246	11%
Cost of sales	29,525	35,119	(5,594)	(16)%	91,079	98,784	(7,705)	(8)%
Gross loss	(14,032)	(18,160)	4,128	(23)%	(38,168)	(51,119)	12,951	(25)%
Operating Expenses:
Research and development	50,591	62,937	(12,346)	(20)%	184,191	199,472	(15,281)	(8)%
Sales and marketing	11,097	12,397	(1,300)	(10)%	37,752	41,780	(4,028)	(10)%
General and administrative	30,206	35,435	(5,229)	(15)%	93,045	122,345	(29,300)	(24)%
Impairment of goodwill and intangible assets	6,647	—	6,647	100%	6,647	—	6,647	100%
Restructuring costs	3,284	—	3,284	100%	9,546	—	9,546	100%
Total operating expenses	101,825	110,769	(8,944)	(8)%	331,181	363,597	(32,416)	(9)%
Loss from operations	(115,857)	(128,929)	13,072	(10)%	(369,349)	(414,716)	45,367	(11)%
Other income (expense), net:
Change in fair value of warrant liabilities	65	2,373	(2,308)	(97)%	1,050	1,345	(295)	(22)%
Interest expense	(8,908)	(2,779)	(6,129)	221%	(14,422)	(5,717)	(8,705)	152%
Interest income	2,407	1,260	1,147	91%	8,356	4,770	3,586	75%
Gain on extinguishment of debt	147,346	—	147,346	100%	147,346	—	147,346	100%
Gain from acquisition of EM4	—	—	—	—%	1,752	—	1,752	100%
Changes in fair value of derivative liability	2,476	—	2,476	100%	2,476	—	2,476	100%
(Losses)/gains related to investments and certain other assets, and other income (expense)	32	(5,967)	5,999	(101)%	(5,947)	(8,245)	2,298	(28)%
Total other income (expense), net	143,418	(5,113)	148,531	(2905)%	140,611	(7,847)	148,458	(1892)%
Income (loss) before provision for income taxes	27,561	(134,042)	161,603	(121)%	(228,738)	(422,563)	193,825	(46)%
Provision for income taxes	158	296	(138)	(47)%	180	305	(125)	(41)%
Net income (loss)	$27,403	$(134,338)	$161,741	(120)%	$(228,918)	$(422,868)	$193,950	(46)%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$9,766	$11,229	$(1,463)	(13)%	$36,066	$31,640	$4,426	14%
ATS	5,727	5,730	(3)	—%	16,845	16,025	820	5%
Total	$15,493	$16,959	$(1,466)	(9)%	$52,911	$47,665	$5,246	11%
The decrease in revenue of $1.5 million in our Autonomy Solutions in the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower service revenue on certain NRE contracts. The $4.4 million increase in revenue for the nine months ended September 30, 2024 was primarily due to increase in sensor shipments to Volvo and licensing of certain information partially offset by lower service revenue on certain NRE contracts.
The increase in revenue of our ATS segment in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in revenue from the acquisition of EM4 partially offset by non-recurring engineering service and product sales.
Cost of Sales
The $5.6 million decrease in the cost of sales in the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to reduction in launch related costs as we prepared for series production of Iris. The $7.7 million decrease in the cost of sales in the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to cost reduction actions in the last two quarters, launch related costs in prior year and lower number of service projects offset by ramp up in production and units sold.
In 2023, we finalized and committed to a plan to proceed with a change in our sourcing strategy for certain manufacturing activities. Implementation of this plan is expected to result in discontinued use of certain plant, property and equipment assets as they will no longer be needed for their original intended use. As a result of executing our plan, we revised the estimated useful lives of certain long-lived assets within the impacted asset group. This resulted in recording depreciation for these assets over an accelerated period. We recorded $0.9 million and $4.4 million of incremental accelerated depreciation charges associated with this manufacturing and sourcing change in the three and nine months ended September 30, 2024, respectively.
Operating Expenses
Research and Development
The $12.3 million and $15.3 million decrease in research and development expenses in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to:
•a $6.6 million and $13.7 million net decrease in personnel-related costs driven mainly by decreased headcount and a decrease in stock-based compensation expense; offset by
•a $5.7 million and $1.6 million net increase in purchased materials, contractor fees and external spend in relation to continuing development and testing of our sensor and software products, development activities related to advanced manufacturing as well as data labeling services.
Sales and Marketing
The $1.3 million and $4.0 million decrease in sales and marketing expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to decreases in personnel related costs including stock-based compensation costs due to decreased headcount and reduction in travel related costs.
General and Administrative
The $5.2 million and $29.3 million decrease in general and administrative expenses for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to:
• a $8.2 million and $24.5 million net decrease in personnel-related costs driven mainly by a decrease in stock-based compensation expense as a result of headcount reduction and vesting of certain awards previously granted in connection with M&A activity;
•a $1.0 million and $2.9 million decrease in travel related costs; and
•a $4.0 million net increase and $1.9 million net decrease in computer and software subscriptions, contractor fees and external spend.
Impairment of goodwill and intangible and intangible assets
During the third quarter of 2024 the Company recognized additional impairment charges of $3.4 million and $3.3 million related to goodwill and IPR&D, related to Freedom Photonics driven by a slower industry lidar adoption rate in the near-term as well as a reduction in the Freedom Photonics workforce assigned to perform development work for external customers.
Restructuring Costs
The Company incurred $3.3 million and $9.5 million in restructuring expenses for the three and nine months ended September 30, 2024 due to actions taken pursuant to the Restructuring Plan announced in May 2024.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
The non-cash gain related to the Private Warrants was $0.1 million and $1.1 million for the three and nine months ended September 30, 2024.
Gain on Extinguishment of Debt
As a result of the exchange and purchase transactions, during the third quarter of 2024, the Company recognized a $147.3 million gain on debt extinguishment which represented the difference between the carrying value of the 2026

Convertible Senior Notes so exchanged and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors, along with the gain from the 2030 Convertible Notes principal amount conversion initiated by the holders. The extinguishment gain was recorded in Other income, net in the condensed consolidated statements of operations.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of embedded derivatives in the 2030 Convertible Notes.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(106,133)	$(131,943)	$25,810	(20%)	$(350,719)	$(393,794)	$43,075	(11%)
ATS	(10,208)	673	(10,881)	1617%	(19,732)	(22,157)	2,425	11%
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
Until we can generate sufficient revenue and profits from sale of products and services to cover our operating expenses, working capital, and capital expenditures, we expect our cash, cash equivalents and marketable securities, and proceeds from debt and/or equity financings to fund our cash needs. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. In addition, we may from time to time seek to retire or repurchase material amounts of our outstanding debt securities through open-market purchases, privately negotiated transactions or otherwise, for cash or through exchanges for debt or equity, subject to limitations in the agreements governing our outstanding debt securities. Any repurchases or exchanges would be on terms and at prices that we may determine in our discretion and would depend on prevailing market conditions, our liquidity requirements, our receipt of any necessary corporate approvals and other factors. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
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
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. We did not borrow any amount from this credit facility and had no outstanding balance as of September 30, 2024.
On May 3, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time in our sole discretion, shares of our Class A common stock with aggregate gross sales proceeds of up to $150.0 million under the Equity Financing Program. This was an extension of the prior Equity Financing Program we established with the Agent in February 2023. In August 2024, the Company increased the Equity Financing Program by an additional $50.0 million pursuant to the 2024 Sales Agreement. We intend to use the net proceeds from offerings under the Equity Financing Program for expenditures or payments in connection with strategic merger and acquisitions, strategic investments, partnerships and similar transactions, repurchases of convertible debt securities, and if needed, for general corporate and business purposes.
Under the 2024 Sales Agreement, we set the parameters for the sale of the shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2024 Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made through The Nasdaq Global Select Market.
We issued 4,000,000 and 24,001,276 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2024 for net proceeds of $5.9 million and $41.8 million, respectively. As of September 30, 2024, $182.1 million was available for sale under the program.
In August 2024, we entered into private, separately negotiated agreements for (i) the private offering and sale of $100 million in aggregate principal amount of newly issued, first-lien, senior secured floating rate notes due 2028 and (ii) the exchange of approximately $421.9 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2026 for approximately $274.2 million in aggregate principal amount of newly issued Convertible Senior Secured Notes due 2030. We received $100 million in cash proceeds from the offering and sale of the Senior Notes, but did not receive any cash proceeds from the exchange of the Convertible Senior Notes for the 2030 Convertible Notes. As a result of this transaction, we extended a significant amount of our 2026 maturities into 2030 and raised additional capital to bolster our liquidity position. We expect to incur higher annual interest expense for the incremental Senior Notes and 2030 Convertible Notes. For additional information regarding the Senior Notes and 2030 Convertible Notes, including the financial and other restrictive covenants and contractual obligations contained in the indentures governing the Senior Notes and 2030 Convertible Notes, see Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q.
During the quarter ending September 30, 2024, $22.9 million aggregate principal amount of 2030 Convertible Notes were converted by the holders. the Company issued 20,361,266 shares of Class A common stock to settle the conversion of $22.9 million aggregate principal amount of 2030 Convertible Notes.
As of September 30, 2024, we had cash and cash equivalents totaling $114.2 million and marketable securities of $84.4 million, totaling $198.6 million of total liquidity. To date, our principal sources of liquidity have been proceeds received from issuances of debt and equity. Market and economic conditions, such as the increase in interest rates by federal agencies, may materially impact relative cost and mix of these sources of liquidity.
To date, we have not generated positive cash flows from operating activities and have incurred significant losses from operations in the past as reflected in our accumulated deficit of $2.1 billion as of September 30, 2024. We expect to continue to incur operating losses for at least the foreseeable future due to continued R&D investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and marketable securities will be sufficient to continue to execute our business strategy in the next 12 months.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(214,692)	$(194,526)
Investing activities	58,099	139,504
Financing activities	132,115	62,105
Operating Activities
Net cash used in operating activities was $214.7 million during the nine months ended September 30, 2024. Net cash used in operating activities was due to our net loss of $228.9 million adjusted for non-cash items of $34.6 million, primarily consisting of $147.3 million gain on extinguishment of debt, $115.8 million of stock-based compensation, $20.7 million of inventory write-offs and write-downs, $20.2 million of depreciation and amortization, $12.4 million of vendor payments in stock in lieu of cash and cash used for operating assets and liabilities of $20.4 million due to the timing of cash payments to vendors and cash receipts from customers.

Investing Activities
Net cash provided by investing activities of $58.1 million in the nine months ended September 30, 2024 was comprised of cash proceeds from maturities of marketable securities of $154.8 million, offset primarily by $92.4 million related to purchases of marketable securities, $4.2 million in cash spent for capital expenditures, and $3.8 million cash paid for acquisition of EM4.
Financing Activities
Net cash provided by financing activities of $132.1 million in the nine months ended September 30, 2024 was primarily comprised of $41.8 million cash received from the sale and issuance of shares of Class A common stock under the Equity Financing Program and $89.2 million from the issuance of Senior Notes, net of issuance costs.
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
Except as set forth below, there were no changes to our critical accounting policies and estimates included in our 2023 Annual Report during the nine months ended September 30, 2024. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2023 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
Convertible and Senior Notes and Derivative Liability
We evaluate the convertible and senior notes to determine if embedded features of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value in the consolidated balance sheet at issuance and marked-to-market at each balance sheet date as components of convertible and senior notes. The change in the fair value during the period is recorded in the consolidated statement of operations as either other income or expense as changes in fair value of derivative liability. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment in the consolidated statement of operations.
We use a binomial lattice bond model to estimate the fair value of the senior notes, convertible notes, and embedded derivatives. Our use of the binomial model requires the input of highly subjective assumptions, including expected volatility of our common stock, risk-free interest rates, discount rates, and estimated effective conversion price ratios based on forecasted financial metrics (adjusted for additional interest payment upon conversion per the agreement). The assumptions used in the binomial model represent managements’ best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Smaller Reporting Company Status
Based on the Company's public float as of June 28, 2024, and its revenue, the Company has transitioned to Smaller Reporting Company status and plans to take advantage of certain reduced disclosure requirements.
Recent Accounting Pronouncements
See Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were designed, and were effective, to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 15 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A of its 2023 Annual Report to update the following risk factor appearing under the heading “Risk Factors – Risks Related to Ownership of Our Shares.” Except as set forth below, there have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, our 2023 Annual Report and in Part II, Item 1A, of our Second Quarter 2024 Report. You should carefully consider the “Risk Factors” discussed in our 2023 Annual Report and Second Quarter 2024 Report, as supplemented below, as they could materially affect our business, financial condition and future results of operations.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.
Our Class A common stock is currently listed on Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement.
On October 15, 2024, we received written notice from Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq listing rule 5450(a)(1) for continued listing on Nasdaq (the “Minimum Bid Price Requirement”). Nasdaq listing rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq listing rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the written notice, we did not meet the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days within 180 days of the notice date, or by April 14, 2025, which may be extended if certain conditions are met. Since the date of the notice letter from Nasdaq, our common stock has failed to maintain a minimum closing bid price of $1.00 per share for at least 10 consecutive business days.
At a special meeting of stockholders held on October 30, 2024, our stockholders approved, in connection with our failure to satisfy the Minimum Bid Price Requirement, a reverse stock split of our common stock prior to December 31, 2024, at a ratio ranging from 1:5 to 1:20, with the ratio to be determined by the Board. On November 13, 2024, the Board set and approved a ratio of 1-for-15 for the reverse stock split and authorized management to proceed with the reverse stock split. Although we expect that the reverse stock split will have the immediate effect of increasing the market price of our common stock to above $1.00, we cannot guarantee that the reverse stock split will result in the trading price of our common stock remaining above the Minimum Bid Price Requirement, or that the reverse stock split will result in a long-term increase in the market price of our common stock, which would be dependent on many factors, including general economic, market and industry conditions, our business and other factors.
If we do not regain compliance with the Minimum Bid Price Requirement, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our Class A common stock. Such a delisting would likely have a negative effect on the price of the securities and would impair the ability of stockholders to sell or purchase their securities. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained. Delisting would also adversely affect our ability to obtain financing for our continuing operations. In addition, delisting would constitute a fundamental change under the indentures that govern our convertible notes, which could result in our being required to repurchase our convertible notes and other outstanding indebtedness. See the risk factor entitled "We may be unable to raise the funds necessary to repurchase the notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our existing and other indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion" in Part II, Item 1A, of our Second Quarter 2024 Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 5, 2024, we issued 259,246 shares of Class A common stock in lieu of cash to a certain service provider for services rendered to us pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
As previously disclosed, on August 28, 2024, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “A&R Bylaws”) to make certain updates and conforming and technical changes, including the following:
•updating the informational requirements for director nominations and other proposals submitted by stockholders under the Company’s “advance notice” provisions, including removing the term “acting in concert” and certain disclosure requirements related to persons “acting in concert” with stockholders and adding a definition of “principal competitor”
•pertaining to required disclosures relating to interests in competitors or material agreements with competitors;
•making certain revisions to align with current versions of relevant provisions of the Delaware General Corporation Law; and
•making other technical, clarifying, conforming and modernizing changes.
The description above is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is filed as Exhibit 3.3 to this quarterly report and incorporated by reference herein.

ITEM 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Amended and Restated Bylaws of the Company (as amended and restated on August 28, 2024).	8-K	001-38791	3.1	08/30/24

4.1	First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee.	10-Q	001-38791	4.1	08/08/24

4.1	Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee.	10-Q	001-38791	4.2	08/08/24
				10.3
10.1+	Form of Exchange Agreement, dated August 6, 2024, by and between the Company and the Holders.	10-Q	001-38791	10.3	08/08/24

10.2+	Form of Purchase Agreement, dated August 6, 2024, by and between the Company and the Purchasers.	10-Q	001-38791	10.4	08/08/24

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

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: November 18, 2024	By:	/s/ Austin Russell
Austin Russell
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)