Form 10-K/A
period 2024-12-31
Luminar Technologies, Inc./DE
filed 2025-04-30
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of March 31, 2025, the registrant had 40,515,215 shares of Class A common stock, par value $0.0001 per share and 4,872,578 shares of Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Luminar Technologies, Inc. (“we,” “us,” “our,” “Luminar,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2025. We are filing this Amendment to, among other things, present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:
•On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock is being provided;
•To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in the Company’s definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and
•To file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 1 on Form 10-K/A (this “Amendment”), which amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Amendment, including in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of the Original Form 10-K. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the estimated costs and expected benefits of the restructuring plan initiated in May 2024, including the additional actions taken under the restructuring plan in September 2024, product plans, future growth, sales estimates, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth, anticipated impacts on our business of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial research and development (“R&D”) costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are or will continue to be selected for inclusion in autonomous driving or advanced driving assistance systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward-looking estimates of certain metrics, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our OEM customers may face with their products; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; defects, reliability and other issues with our products which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel; the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine; trade disputes with China and other countries, including the effect of sanctions and trade restrictions, such as tariffs imposed by the U.S. government and any countermeasures by other governments in response to such tariffs , that may affect supply chain or sales opportunities or overall demand; the large amount of our outstanding indebtedness and our ability to comply with covenants contained in the agreements governing our indebtedness; our ability to access sources of capital to repay our indebtedness, and finance operations and growth; our ability to maintain compliance with the Nasdaq continued listing standards for the listing of our Class A common stock; and those other factors discussed in the section entitled “Risk Factors” in the Original Form 10-K. You should specifically consider the numerous risks outlined in the Risk Factors section of the Original Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Amendment to reflect events or circumstances after the date of this Amendment or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our board of directors currently consists of nine directors and is divided into three classes, with staggered three-year terms, pursuant to our amended and restated certificate of incorporation and our amended and restated bylaws. Our board of directors consists of three Class I directors, Jun Hong Heng, Dr. Shaun Maguire and Katharine A. Martin, three Class II directors, Alec Gores, Matthew J. Simoncini and Daniel D. Tempesta, and three Class III directors, Dr. Mary Lou Jepsen, Austin Russell and Dominick Schiano.
Board of Directors
Alec E. Gores, 72, has served as a member of our board of directors since December 2020. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores implemented an operational approach to private equity investing when he founded The Gores Group in 1987 by operating businesses alongside management, or in some cases in lieu of management, to build value in those entities. Since then, the firm has acquired more than 120 businesses including a current portfolio of eight active companies worldwide. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. Within seven years, EBS had become a leading value-added reseller in Michigan and employed over 200 people. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations and building value in those entities, a decision that ultimately led to the founding of what has evolved into The Gores Group today. Under his leadership, The Gores Group has continued to acquire businesses in need of operational and financial resources, while creating value and working with management teams to establish an entrepreneurial environment as a foundation for sustainable growth. This philosophy has served the firm well. Mr. Gores served as the Chairman of the Board of Directors of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016, as the Chairman of the Board of Directors of Gores Holdings II since its inception in August 2016 until completion of the Verra acquisition in October 2018 and as the Chairman of the Board of Directors of Gores Holdings III since its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chairman of the Board of Directors of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, as the Chairman of the Board of Directors of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, as the Chairman of the Board of Directors of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021, and as Chairman of the Board of Directors of Gores Guggenheim from December 2020 until the completion of the Polestar acquisition in July 2022. Mr. Gores served as the Chief Executive Officer and a Director of Gores Metropoulos II from July 2020 until the completion of the Sonder acquisition in January 2022. Mr. Gores served as the Chairman of the board of directors of Gores Holdings VII from September 2020, Gores Holdings VIII from September 2020, Gores Technology from December 2020, and Gores Technology II from December 2020, until their respective terminations in December 2022. Mr. Gores has served as the Chairman of the Board of Directors of Gores Holdings IX since January 2021 and Gores Holdings X since January 2021. Mr. Gores holds a degree in Computer Science from Western Michigan University. We believe Mr. Gores is qualified to serve on our board of directors based on his significant investment and financial expertise.
Jun Hong Heng, 44, has served as a member of our board of directors since June 2021 and is the Founder and the Chief Investment Officer of Crescent Cove Advisors, LP since August 2018. Mr. Heng is also the Founder of Crescent Cove Capital Management LLC and has served as its Chief Investment Officer since February 2016. Prior to Crescent Cove Capital Management, LLC, Mr. Heng served as Principal of Myriad Asset Management, an investment firm, from August 2011 to January 2015, where he focused on Asian credit and equity, including special situations. From June 2008 to June 2011, he served as Vice President of Argyle Street Management, a spin-off from Goldman Sachs Asian Special Situations Group. Previously, Mr. Heng served as an analyst at Morgan Stanley, where he focused on Asia, and as an analyst at Bear, Stearns & Co., where he served in a multi-disciplinary role across technology, media and telecommunications, mergers and acquisitions, and equity and debt capital markets. Mr. Heng holds a B.B.A. in Finance and Accounting from the Stephen M. Ross School of Business at the University of Michigan. Mr. Heng also serves as an independent director on the board of ECARX. We believe Mr. Heng is qualified to serve as a director based on his extensive investment and financial expertise.
Mary Lou Jepsen, Ph.D., 60, has served as a member of our board of directors since February 2021. Dr. Jepsen has served as the Founder and Chairperson of the board of directors of Openwater, a San Francisco based medical diagnostics and therapeutic wearable device technology company, since August 2016, and also served as the CEO from August 2016 to March 2025. Previously, Dr. Jepsen served as the Executive Director of Engineering at Meta, Inc. (formerly known as Facebook, Inc.) and Head of Display Technologies at Oculus from January 2015 to August 2016, and before that, served a similar role at Google, Inc. and X (formerly Google X) from 2012 to 2015. She also co-founded and served as the Chief Technology Officer of One Laptop per Child, a nonprofit organization, of which she was the lead architect designing $100 laptops that were shipped to millions of children in the developing world. Dr. Jepsen has served on the board of directors of Lear, a leading global tier-1 automotive components supplier, since March 2016. Dr. Jepsen also serves as a member of Engineering Advisory Council at Brown University and School of Engineering and College of Computing, Data Science and Society Advisory Board at the University of California, Berkeley. Dr. Jepsen holds a Ph.D. degree from Brown University in Optical Sciences, an M.S. from Massachusetts Institute of Technology in Visual Studies and a Sc.B. from Brown University in Electrical Engineering and Studio Art. We believe Dr. Jepsen is qualified to serve on our board of directors based on her exceptional track record of leadership and innovation including her senior management experience in the technology industry and as a board member of a publicly traded company.
Shaun Maguire, Ph.D., 39, has served as a member of our board of directors since June 2021 and is currently a General Partner at Sequoia Capital. Prior to joining Sequoia Capital in July 2019, Dr. Maguire served as Co-Founder and Chairman of Expanse (formerly known as Qadium) from May 2012 to December 2020, when Expanse was acquired by Palo Alto Networks. Dr. Maguire also served as Partner of GV from 2016 to 2019, Co-Founder of Escape Dynamics, Inc. from 2010 to 2015, Consultant at the Defense Advanced Research Projects Agency from 2011 to 2012 and a member of the Algorithmic Trading Group at the DRW Trading Group in 2008. Dr. Maguire serves on the boards of Vise, AMP Robotics, Gather and Knowde. Dr. Maguire received his Ph.D. in Physics from the California Institute of Technology, M.S. in Control and Dynamical Systems from the California Institute of Technology, M.S. in Statistics from Stanford University and B.A. in Mathematics from the University of Southern California. We believe that Dr. Maguire is qualified to serve as a director because of his significant investment, cybersecurity and technology expertise, which enables him to bring to the board of directors unique perspectives as well as valuable insights and experience.
Katharine A. Martin, 62, has served as a member of our board of directors since February 2021. Ms. Martin is a partner at the law firm of Wilson Sonsini Goodrich & Rosati PC. Prior thereto, Ms. Martin was a partner of Pillsbury Madison & Sutro LLP. Ms. Martin also serves on the board of directors of WildAid, YMCA of Silicon Valley and Wilson Sonsini Foundation, each a nonprofit organization. She previously served on the board of directors of Nuance Communications, a technology pioneer and market leader in conversational artificial intelligence and ambient clinical intelligence, from 1999 to 2018. Ms. Martin has over thirty-five years’ experience practicing corporate and securities law, and has extensive experience representing public companies. Ms. Martin holds a J.D. from McGeorge School of Law and an undergraduate degree in Anthropology from the University of California, Berkeley. We believe Ms. Martin is qualified to serve on our board of directors based on her legal and business background including her senior management experience.
Austin Russell, 30, has served as our President and Chief Executive Officer and as Chairperson and member of our board of directors since December 2020 and prior to this, served as President and Chief Executive Officer of Luminar Technologies, Inc., which he founded, prior to and after its business combination with Gores Metropoulos, Inc. (“Legacy Luminar”) and as a member of its board of directors since inception. Mr. Russell developed his first visioning system at age 11 by building prototype supercomputers and optoelectronic systems with real-world applications in mind. He wrote his first patent application at 12, and over the next four years worked on a host of photonics and imaging related technologies before he later became an independent researcher at the Beckman Laser Institute. After being recruited to Stanford University for Applied Physics, he was awarded the Thiel Fellowship at 17 to pursue Legacy Luminar full-time with a vision to develop a new kind of sensing technology to make autonomous vehicles both safe and ubiquitous. We believe that Mr. Russell is qualified to serve on our board of directors because he is our founder, our largest stockholder and has the long-term vision for Luminar and due to his operational and historical expertise gained from serving as Luminar’s President and Chief Executive Officer since its inception.
Dominick Schiano, 70, has served as a member of our board of directors since November 2024. In 2007, Mr. Schiano co-founded Evergreen Capital Partners LLC to provide strategic, operational, and financial guidance to private equity firms and their portfolio companies and has served as its President since inception. Prior to that, he served in a number of executive roles in the automotive industry, including at Textron Automotive and TRW, Inc., and as director of several private companies Mr. Schiano attended Long Island University, majoring in Finance, the University of Pennsylvania - Wharton School Management Development Program, and the Northwestern University - Kellogg School Mergers and Acquisitions Program. We believe Mr. Schiano is qualified to serve on our board of directors based on his extensive executive leadership and management experience and his significant strategic and financial expertise in the automotive and automotive-related industries.
Matthew J. Simoncini, 64, has served as a member of our board of directors since December 2020 and previously served on Legacy Luminar’s board of directors since June 2020. Mr. Simoncini previously served on the boards of directors of Cooper-Standard Holdings Inc., a leading global supplier of systems and components for the automotive industry, from August 2018 to May 2020, and Kensington Capital Acquisition Corp., a special purpose acquisition company focused on companies in the automotive sector, from June 2020 to December 2022. From September 2011 until his retirement in February 2018, Mr. Simoncini served as President and Chief Executive Officer and as a member of the board of directors of Lear Corporation (NYSE: LEA) (“Lear”), a global automotive technology company, and he served as Chief Financial Officer of Lear from September 2007 to September 2011. Mr. Simoncini joined Lear in May 1999 after Lear acquired UT Automotive, a supplier of electronic and interior products for the auto industry, where he served as Director of Global Financial Planning & Analysis from April 1996 to May 1999. Mr. Simoncini holds a B.A. in business administration and an Honorary Doctorate of Law from Wayne State University. We believe Mr. Simoncini is qualified to serve on our board of directors based on his extensive executive leadership and management experience and his significant strategic and financial expertise in the automotive and automotive-related industries.
Daniel D. Tempesta, 54, has served as a member of our board of directors since August 2022. Mr. Tempesta served as the Chief Financial Officer of Cerence, Inc. (Nasdaq: CRNC), a software company that develops artificial intelligence assistant technology primarily for automobiles, from March 2024 to May 2024. Prior to that, from July 2015 until December 2023, Mr. Tempesta served as Executive Vice President and Chief Financial Officer at Nuance Communications, Inc. (“Nuance”) a technology pioneer with market leadership in conversational AI and ambient intelligence. In such role, his responsibilities included oversight of Nuance’s finance and accounting operations, as well as tax, treasury, investor relations, order management, and procurement. Prior to his appointment as Nuance’s Chief Financial Officer, Mr. Tempesta served as Nuance’s Chief Accounting Officer, Corporate Controller and Senior Vice President of Finance. Nuance was acquired by Microsoft Corporation in March 2022. Prior to joining Nuance in 2008, Mr. Tempesta was the corporate controller and chief accounting officer at Teradyne, Inc. He began his career with PricewaterhouseCoopers LLP, where he held a number of roles in the assurance practice serving technology clients. We believe Mr. Tempesta is qualified to serve on our board of directors due to his extensive financial expertise and executive leadership experience.
Executive Officers
Our board of directors chooses our executive officers, who then serve at the discretion of our board of directors. There is no family relationship between any of the executive officers and any of our directors or other executive officers.
Austin Russell, Please see “Board of Directors” above for information regarding Mr. Russell.
Thomas J. Fennimore, 49, has served as our Chief Financial Officer since December 2020 and prior to this, held the same position with Legacy Luminar since July 2020. Prior to joining Luminar, Mr. Fennimore served as the Global Head of Automotive and the Co-Head of the Industrials Group at Jefferies Group, LLC from September 2014 to May 2020. From July 1997 to September 2014, Mr. Fennimore worked at Goldman Sachs, in a variety of roles with increasing responsibility, most notably as Global Head of Automotive and Co-Head of the Asia Industrials Group. Mr. Fennimore holds a B.A. in mathematics and a B.S. in engineering from Swarthmore College.
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
Audit Committee and Audit Committee Financial Expert
We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Nasdaq’s listing rules require that our audit committee be composed of at least three independent Directors who currently are: Jun Hong Heng, Dominick Schiano, Matthew J. Simoncini and Daniel D. Tempesta. All members of the audit committee are able to read and understand financial statements. Messrs. Schiano, Simoncini and Tempesta are each an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated by the SEC. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.
EXECUTIVE COMPENSATION TABLES
2024 Summary Compensation Table
The following table sets forth information concerning the compensation of our officers who served as named executive officers during the year ended December 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Austin Russell	2024	$—	$—	$—	$—	$497,253	$497,253
President and Chief Executive Officer	2023	—	—	—	—	734,499	734,499

Thomas J. Fennimore	2024	300,000	3,125,100	1,499,996	—	—	4,925,096
Chief Financial Officer	2023	300,000	1,078,576	1,464,566	—	—	2,843,142

Alan Prescott (5)	2024	300,000	1,850,000	1,754,098	—	—	3,904,098
Former Chief Legal Officer and Secretary	2023	300,000	366,531	1,464,566	—	—	2,131,097
(1)Amounts reflect salary earned during the applicable calendar year.
(2)Amounts reflect cash bonuses earned by the applicable named executive officer in the applicable years. For Mr. Fennimore, the amount in this column reflects the following cash awards paid pursuant to his Executive Compensation Letter Agreement, subject to his continued employment on each applicable payment date: (i) a Quarterly Bonus of $75,000 in respect of each quarter of 2024, paid within 30 calendar days following the end of the quarter to which the applicable Quarterly Bonus relates, for a total amount of $300,000; (ii) a Special Bonus of $700,000, paid on each of January 15, 2024, April 15, 2024, July 15, 2024 and October 15, 2024, for a total amount of $2,800,000; and (iii) $25,100 paid in cash in lieu of 3,333 shares for the charitable donation bonus of Class A common stock using $7.53 per share as of December 5, 2024.
For Mr. Prescott, the amount in this column reflects the following cash awards pursuant to his Executive Compensation Letter Agreement, subject to his continued employment on each applicable payment date: (i) a Quarterly Bonus of $37,500 in respect of each quarter of 2024, paid within 30 calendar days following the end of the quarter to which the applicable Quarterly Bonus relates, for a total amount of $150,000; and (ii) a Special Bonus of $425,000, paid on each of January 15, 2024, April 15, 2024, July 15, 2024 and October 15, 2024, for a total amount of $1,700,000.
For more information regarding the cash awards paid to Messrs. Fennimore and Prescott for 2024 pursuant to their applicable Executive Compensation Letter Agreements, please see “Executive Compensation Letter Agreement with Messrs. Fennimore and Prescott” below.
(3)The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) granted in the applicable fiscal year as determined in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these stock awards and do not represent the actual economic value that may be realized by each named executive officer. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
For Messrs. Fennimore and Prescott, the amounts reported in this column for 2024 reflect the grant date fair value of RSUs granted to each executive with respect to the Fixed Value Equity Award set forth in their applicable Executive Compensation Letter Agreement. The Fixed Value Equity Award for each executive had a cash value of $1,500,000 and was vested on the grant date of December 5, 2024. The Fixed Value Equity Award amount of $1,500,000 was converted into 183,598 RSUs using a per share price of $8.17, which was the closing price of a LAZR share as of December 4, 2024.
In addition, for Mr. Prescott, the amount reported in this column for 2024 reflects the grant date fair value of PRSUs granted to Mr. Prescott on December 12, 2024 as set forth in his Separation Agreement. The table below sets forth the grant date fair value for the PRSUs awarded for the 2024 fiscal year based upon (i) the probable outcome of the performance conditions used for financial reporting purposes in accordance with FASB ASC 718 as of the grant date, and (ii) the maximum outcome of performance conditions under the performance-related component at the level of 150% as of the grant date.

Name	Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)
Alan Prescott	2024	$254,102	$381,150
For more information regarding the equity awards granted to our executives for 2024 pursuant to their applicable Executive Compensation Letter Agreements, please see “Executive Compensation Letter Agreement with Messrs. Fennimore and Prescott” below.
(4)For Mr. Russell, the amount for 2024 represents the incremental cost to the Company of certain personal security measures considered perquisites. For more information, please see “Perquisites and Other Benefits” below.
(5)For Mr. Prescott, this amount reflects the severance payment set forth in Mr. Prescott’s Severance Agreement in the amount of $300,000, subject to his execution of a release of claims and satisfaction of other terms and conditions. For more information, please see “Separation Agreement with Mr. Prescott” below.
Narrative Disclosure to Summary Compensation Table
Each of our current named executive officers are employed at-will and may be terminated at any time, with or without formal cause. The terms and conditions of Mr. Fennimore’s employment are set forth in an Executive Compensation Letter Agreement. Prior to his stepping down as our Chief Legal Officer and Secretary, effective December 12, 2024, Mr. Prescott was party to an Executive Compensation Letter Agreement, and following his stepping down, he became party to a transition and separation agreement with us (the “Separation Agreement”) pursuant to which he provided transition services until his termination date on December 31, 2024. Below is a description of the arrangements with our named executive officers.
Executive Compensation Letter Agreement with Messrs. Fennimore and Prescott
On November 8, 2023, the compensation committee approved executive compensation letter agreements (the “Executive Compensation Letter Agreements”) with each of Messrs. Fennimore and Prescott, which provide for a base salary of $300,000 and certain cash and equity awards as discussed below.
Cash Awards under Executive Compensation Letter Agreement
Special Bonus. Messrs. Fennimore and Prescott were eligible to receive a one-time special bonus (the “Special Bonus”) in 2024 subject to continued service on each applicable payment date. If the executive voluntarily resigns or the Company terminates his employment for “cause” (defined to be generally consistent with the definition under the 2020 Equity Incentive Plan) within 24 months of the first payment date, the Special Bonus will be subject to a ratable clawback of the net post-tax amount paid to the executive.
Quarterly Bonus. Pursuant to the Executive Compensation Letter Agreement, Mr. Fennimore is entitled to a quarterly cash bonus (the “Quarterly Bonus”) of $75,000, commencing with the fourth quarter of 2023 and ending with the quarter ending December 31, 2029, subject to his continuous active employment through the end of each quarter. Mr. Prescott’s entitlement to a Quarterly Bonus of $37,500 commenced with the fourth quarter of 2023 and ceased upon the termination of his employment in December 2024.
Charitable Donation Bonus. For Mr. Fennimore, the Company was required to make a donation by December 5, 2024 on his behalf to a charity, educational institution, or donor advised fund, of his choosing in the amount of 50,000 shares (3,333 post-split shares) of Class A common stock of Luminar in 2024 or its cash equivalence.
Future Bonus. Beginning on January 1, 2030, Mr. Fennimore will be eligible to receive an annual discretionary performance-based cash bonus of up to $200,000, which shall be linked to mutually agreed upon stretch goals and job performance. The actual amount of the discretionary bonus, if any, will be determined by the Company in its sole and exclusive discretion, taking into account factors such as Mr. Fennimore’s job performance and the Company’s financial performance. This bonus shall be payable on a quarterly basis (up to $50,000 per quarter), provided Mr. Fennimore remain actively employed with the Company on a full-time basis through such time that the bonus is payable.
Equity Awards under Executive Compensation Letter Agreement
Fixed Value Equity Award. Pursuant to the Executive Compensation Letter Agreement, Messrs. Fennimore and Prescott were eligible to receive an annual “fixed value” RSU grant (the “Fixed Value Equity Award”) having a value of $1,500,000, subject to approval by the compensation committee and continuous service through each annual grant date, with such award being fully vested on the grant date. The number of RSUs subject to each Fixed Value Equity Award is determined on each grant date by dividing the cash value above by the closing price of a LAZR share on the last trading day immediately prior to such grant date, rounded down to the nearest whole share.

Annual Performance Award. The Executive Compensation Letter Agreement provides for an award of a number of PRSUs (each, an “Annual Performance Award”) under the 2020 Equity Incentive Plan based on actual achievement of certain performance goals established by the compensation committee (the “Annual Performance Goals”) in respect of the calendar year immediately preceding the year of grant, as follows:

Achievement of Performance Goals	Achievement of Performance Goals (as % of target)	Annual Performance Award Grant
Threshold	80%	9,167 PRSUs
Intermediate	90%	18,333 PRSUs
Target	100%	36,667 PRSUs
Intermediate	110%	40,333 PRSUs
Intermediate	120%	44,000 PRSUs
Intermediate	130%	47,667 PRSUs
Intermediate	140%	51,333 PRSUs
Maximum	150%	55,000 PRSUs
No Annual Performance Award will be granted if achievement of the applicable Annual Performance Goals is below threshold level. In the event that achievement of Annual Performance Goals with respect to any year falls between threshold and target level, or between target and maximum level, the number of PRSUs subject to the resulting Annual Performance Award grant shall be interpolated on a straight-line basis. Each Annual Performance Award will vest as to 1/3 of the PRSUs subject to the award on the date of grant, 1/3 of the PRSUs subject to the award on the January 1st of the year following the date of grant (the “Second Vesting Date”) and the remainder on the one-year anniversary of the Second Vesting Date, in each case, subject to continuous active service with the Company through each such vesting date.
Separation Agreement with Mr. Prescott
On December 6, 2024, the Company and Mr. Prescott mutually agreed that Mr. Prescott would step down as Chief Legal Officer and Secretary, effective December 12, 2024, and enter into a Separation Agreement, pursuant to which Mr. Prescott performed transition services and continued to receive his base salary through December 31, 2024.
Subject to Mr. Prescott’s execution of a release and compliance with certain restrictive covenants, among other things, the Company released Mr. Prescott from the obligation to repay the Special Bonus, and provided the following amounts derived from Mr. Prescott’s Executive Compensation Letter Agreement: (i) a $300,000 severance payment; and (ii) an Annual Performance Award for 2024 consisting of 55,000 PRSUs granted on December 12, 2024, subject to vesting based on the performance goals established by the compensation committee based on the Company’s approved operating plan in respect of the 2024 calendar year (the “2024 Performance Goals”), provided that if the compensation committee in its discretion did not certify the level of achievement of the 2024 Performance Goals or 55,000 PRSUs did not ultimately fully vest, in either case, before March 15, 2025, Mr. Prescott would be entitled to receive a cash payment equal to 55,000 less the actual number of PRSUs vested multiplied by the per share price of the Company’s Class A Common Stock as of the grant date of the PRSUs. The 2024 Performance Goals were weighted 50% based on adjusted operating loss (with a target of -$277 million), and 50% based on cash and liquidity (with a target of $151 million). On March 14, 2025, prior to finalization of the performance results against the 2024 Performance Goals, the compensation committee determined in its discretion to fully accelerate the vesting of the 55,000 PRSUs in lieu of the cash payment. Later in the first quarter of 2025, the compensation committee determined that adjusted operating loss was achieved at 98% (-$283.3 million) and cash & liquidity was achieved at 148% ($223.7 million).
General Health, Welfare, and Other Benefit Plans
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness; short- and long-term disability insurance; a health reimbursement account; a health savings account; a flexible spending account; and a tax-qualified Section 401(k) plan for which an employer match is provided.
Perquisites and Other Benefits
We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our executive officers, including our named executive officers, except as generally made available to all our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his duties, to make our executive officers more efficient and effective and for recruitment and retention purposes or where we believe it is vital to the interests of the Company.

The compensation committee and the board of directors believe the safety and security of Mr. Russell, our Chief Executive Officer and Founder, is crucial to our success because of the importance of Mr. Russell to Luminar. Because of his elevated profile, which benefits the Company, and based on our overall risk assessment and an independent security study conducted in 2022, we provide personal protection security for our Chief Executive Officer. The methodology we use to value the incremental cost of providing personal security for our Chief Executive Officer is the actual cost to us of the personal security expenses. Although we believe that the cost of the personal security measures for our Chief Executive Officer is an appropriate and necessary business expense, we have reported the incremental cost for such services in the “All Other Compensation” column of the Summary Compensation Table.
Termination and Change in Control Benefits
Involuntary Termination
Pursuant to Mr. Fennimore’s Executive Compensation Letter Agreement, if his employment is terminated by the Company without cause or due to his death, then subject to the execution and nonrevocation of a customary severance agreement and release of all claims, (i) the Company will pay an amount equal to 12 months of his base salary, payable in a lump sum on the effective date of the release and (ii) 100% of any then-outstanding and unvested shares subject to any Annual Performance Awards granted to him will immediately vest as of the date of termination.
Change in Control
Each of Messrs. Russell and Fennimore hold a PRSU award which was granted on August 19, 2022 and is subject to certain acceleration provisions in the event of a change in control. Subject to the achievement of the Operational Milestone, the PRSUs will vest only to the extent both of the following criteria are satisfied: (i) the Service Requirement and (ii) the Stock Price Milestone, subject in each case to the executive’s continued service with the Company through each vesting date (except in certain cases of death or disability). The PRSU award provides that, subject to the executive’s continuous service with the Company through the date of a “change in control” of the Company (as defined in the 2020 Equity Incentive Plan): (i) the Service Requirement and Operational Milestone, to the extent not then achieved, will both be deemed achieved on the date of such change in control, and (ii) the greater of (1) the fair market value per share of the consideration received by the common stockholders of the Company in the change in control or (2) the most recent closing price per share of the Company’s common stock immediately prior to the consummation of the change in control, may additionally be used to satisfy a Stock Price Milestone. After giving effect to the foregoing provisions, any portion of the PRSU award that has not become vested in a change in control due to the Stock Price Milestone not being met as of the date of such change in control shall be cancelled for no consideration.
In addition, pursuant to Mr. Fennimore’s Executive Compensation Letter Agreement, in the event of a “change in control” of the Company (as defined in the 2020 Equity Incentive Plan), and subject to continuous active service through the change in control, all then-outstanding unvested Annual Performance Awards held by Mr. Fennimore will immediately vest as of such change in control.
Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, the compensation committee has historically granted such awards on a predetermined annual schedule. In fiscal 2024, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

Outstanding Equity Awards at December 31, 2024 Fiscal Year-End
The following table sets forth information regarding each Luminar stock option and unvested Luminar RSU held by each of our named executive officers as of December 31, 2024.

	Option Awards (1)(2)						Stock Awards (2)
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Shares, Units of Stock, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Austin Russell	5/2/2022	(4)	—	—	$—	—	—	$—	720,000	$3,873,600
Thomas J. Fennimore	5/14/2020		122,678	—	25.05	5/13/2030	—	—	—	—
	7/23/2021	(5)	—	—	—	—	15,180	81,668	—	—
	8/19/2022	(4)	—	—	—	—	—	—	33,333	179,332
Alan Prescott	12/12/2024	(6)	—	—	—	—	—	—	55,000	295,900
(1)Certain stock options originally covered shares of Legacy Luminar Class A common stock, as granted pursuant to Legacy Luminar’s Amended and Restated 2015 Stock Plan (the “Legacy Luminar Stock Plan”), Luminar Stock Plan, and were assumed by Luminar in the Business Combination. All stock options are set forth above on an as-converted basis (as to both number of underlying shares and option exercise price).
(2)The amounts in this table reflect the 1-for-15 reverse stock split of the Company’s Class A Common Stock, effective November 20, 2024.
(3)Market values are based on the closing price of our common stock on the Nasdaq on December 31, 2024 ($5.38).
(4)Represents a PRSU award which is eligible to vest, if at all, only upon the achievement of certain stock price milestones as well as time-based and operational milestones. Subject to the achievement of the “Operational Milestone,” the PRSUs will vest only to the extent both of the following criteria are satisfied: (i) the “Service Requirement” and (ii) the “Stock Price Milestone,” subject in each case to the executive’s continued service with the Company through each vesting date (except in certain cases of death or disability), as follows:
Service Requirement: The service-based requirement will be satisfied as to the following percentages of the total number of PRSUs granted on each of the first seven anniversaries of the vesting commencement date: (a) 10% will vest on each of the first, second, and third anniversary, (b) 15% will vest on each of the fourth and fifth anniversaries, and (c) 20% will vest on each of the sixth and seventh anniversaries.
Stock Price Milestone: The stock price requirement will be satisfied as to a particular tranche of PRSUs upon certification that the corresponding Stock Price Milestone as to such tranche of PRSUs is achieved as of a particular date: 1/3rd of PRSUs will vest upon achievement of $50 or more, 1/3rd of PRSUs will vest upon achievement of $60 or more, and 1/3rd of PRSUs will vest upon achievement of $70 or more. The achievement of a Stock Price Milestone will also satisfy the achievement of any unachieved Stock Price Milestone for a lower-numbered tranche. Stock price will be measured based on the 90 Day VWAP.
Operational Milestone: Successful achievement of start of production for at least one major program. The Operational Milestone and the Stock Price Milestones described above must be achieved by the seven-year anniversary of the vesting commencement date, and any unvested PRSUs remaining as of the day immediately following such date shall be cancelled and forfeited without consideration.
If the executive ceases to be a service provider due to his death or disability, the Service Requirement will be deemed to be satisfied as of the termination date for that number of additional PRSUs that would have service-based vested had he continued to be a Service Provider through the 18 month anniversary of the termination date (provided that any requisite Stock Price Milestone or Operational Milestone must have been satisfied prior to the actual termination date without regard to any achievement thereof in the 18 months following such termination date).
The PRSU award further provides that, subject to the executive’s continuous service with the Company through the date of a “change in control” (as defined in the 2020 Equity Incentive Plan): (i) the Service Requirement and Operational Milestone, to the extent not then achieved, will both be deemed achieved on the date of such change in control, and (ii) the greater of (1) the fair market value per share of the consideration received by the common stockholders of the Company in the change in control or (2) the most recent closing price per share of the Company’s common stock immediately prior to the consummation of the change in control, may additionally be used to satisfy a Stock Price Milestone. After giving effect to the foregoing provisions, any portion of the PRSU award that has not become vested in a change in control due to the Stock Price Milestone not being met as of the date of such change in control shall be cancelled for no consideration.
As of December 31, 2024, the Stock Price Milestone had not been achieved, and accordingly, none of the PRSUs held by each named executive officer have vested.
As of December 31, 2024, the achievement of the Stock Price Milestone was trending below the threshold payout level and, as a result, the number of shares and the payout value are reported assuming payout at threshold award levels. The actual number of PRSUs that are eligible to vest depends on our level of achievement against the performance goals described above.
(5)Represents an RSU award which vests as follows, subject to continuous service on each vesting date: 10% of the RSU award vested on January 1, 2022; 10% of the RSU award vested on December 5, 2022; 15% of the RSU award vested on December 5, 2023; 15% of the RSU award vested on December 5, 2024; 20% of the RSU award will vest on December 5, 2025; and the remaining 30% of the RSU award will vest on December 5, 2026.
(6)Pursuant to Mr. Prescott’s Separation Agreement, Mr. Prescott was granted an Annual Performance Award for 2024 consisting of 55,000 PRSUs on December 12, 2024, subject to vesting based on the 2024 Performance Goals, provided that if the compensation committee in its discretion did not certify the level of achievement of the 2024 Performance Goals or 55,000 PRSUs did not ultimately fully vest, in either case, before March 15, 2025, Mr. Prescott would be entitled to receive a cash payment equal to 55,000 less the actual number of PRSUs vested multiplied by the per share price of the Company’s Class A Common Stock as of the grant date of the PRSUs. The 2024 Performance Goals were weighted 50% based on adjusted operating loss (with a target of -$277 million), and 50% based on cash and liquidity (with a target of $151 million). On March 14, 2025, prior to finalization of the performance results against the 2024 Performance Goals, the compensation committee determined in its discretion to fully accelerate the vesting of the 55,000 PRSUs in lieu of the cash payment. As of December 31, 2024, performance against the 2024 Performance Goals was tracking above target level of achievement. In the first quarter of 2025, the compensation committee determined that adjusted operating loss was achieved at 98% (-$283.3 million) and cash & liquidity was achieved at 148% ($223.7 million).
Director Compensation
We maintain a non-employee director compensation program which is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
Our non-employee director compensation policy (the “Director Compensation Policy”), provides that each non-employee director will receive the following compensation for service on our board.
Cash Compensation. Each of our non-employee directors receives $12,500 per quarter to serve as a member of our board, and any future lead independent director of our board will receive an additional $7,500 per quarter to serve in such capacity. Our non-employee directors do not receive per meeting fees.
In addition, each chair of our audit committee, compensation & human capital management committee, and nominating & ESG committee, receives $6,250, $5,000, and $2,500 per quarter, respectively, for serving as chair of these committees. The members of our audit committee, compensation & human capital management committee, and nominating & ESG committee who are not the chair of the respective committee, receive $3,125, $2,500, and $1,250 per quarter, respectively, to serve on these committees.
Each non-employee director may elect to convert up to 100% of their cash compensation into restricted stock units (“RSUs”) (such election, a “Cash to RSU Election”) as set forth in the Director Compensation Policy.
Non-employee directors are reimbursed for all reasonable travel and related expenses incurred in connection with attending board and committee meetings.
Equity Compensation. Additionally, non-employee directors each receive equity compensation. On the date of each annual meeting of our stockholders, each new and continuing non-employee director is granted RSUs under our Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), covering shares having a value of $200,000. Each annual RSU award shall vest in full on the first to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting, subject to the applicable director’s continued service as a member of the board through such vesting date.

In addition, each person who is elected or appointed for the first time to be a director will in each case automatically, upon the first practicable date following their initial election or appointment to be a director, be granted RSUs under the 2020 Equity Incentive Plan covering shares having a value of $400,000. Each initial RSU award shall vest in equal annual installments over the three-year period following the grant date, subject to the applicable director’s continued service as a member of the board through each such vesting date.
For each non-employee director who remains in continuous service as a member of the board until immediately prior to the closing of a “Change in Control” (as defined in the 2020 Equity Incentive Plan), any unvested portion of any RSU award granted in consideration of such director’s service as a member of the board shall vest in full immediately prior to, and contingent upon, the consummation of the Change in Control.
Each non-employee director may elect pursuant to the terms and conditions and within the timeframe prescribed by the Company from time to time to defer all or a portion of the RSUs issuable to them pursuant to the Director Compensation Policy (including pursuant to Cash to RSU Elections) into deferred RSUs that will be distributed (or, in the case of installments, to commence being distributed) as set forth in the Director Compensation Policy from time to time.
The following table sets forth information concerning the compensation of our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)		Total ($)
Alec E. Gores	$51,393		$192,245	(3)	$243,638
Matthew J. Simoncini	87,785		192,245	(3)	280,030
Mary Lou Jepsen, PhD	71,393		192,245	(3)	263,638
Katharine A. Martin	76,393		192,245	(3)	268,638
Jun Hong Heng	72,500		192,245	(3)	264,745
Shaun Maguire, PhD	55,000		192,245	(3)	247,245
Dominick Schiano	12,500	(4)	486,887	(5)	499,387
Daniel D. Tempesta	65,285		192,245	(3)	257,530
(1)The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of RSUs granted during the fiscal year ended December 31, 2024, as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). These amounts reflect our accounting expense for these RSUs and do not represent the actual economic value that may be realized by each non-employee director. There can be no assurance that these amounts will ever be realized. For information on the assumptions used in valuing these awards, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(2)     Our non-employee directors who served in 2024 held the following number of unexercised stock options and outstanding unvested RSUs as of December 31, 2024:

Name	Stock Options	RSUs
Alec E. Gores	—	8,216
Matthew J. Simoncini	22,718	8,216
Mary Lou Jepsen, PhD	—	8,216
Katharine A. Martin	—	8,216
Jun Hong Heng	—	8,216
Shaun Maguire, PhD	—	8,216
Dominick Schiano	—	30,915
Daniel D. Tempesta	—	9,385
(3)     Represents 8,216 RSUs granted on June 5, 2024 and scheduled to vest on the earlier of June 5, 2025 or the date of our 2025 Annual Meeting of Stockholders, subject to the continuous service on the vesting date.

(4)     Mr. Schiano was appointed to the board of directors effective November 13, 2024. The amount shown reflects prorated fees Mr. Schiano earned for service during the portion of the fiscal year 2024 during which he served as a director.
(5)     Represents 30,915 RSUs granted upon joining the board of directors on November 13, 2024. The RSUs will vest in three equal annual installments on the first, second and third anniversaries of November 13, 2024, subject to continuous service on each vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table presents information as to the beneficial ownership of our common stock as of March 31, 2025 by:
•each stockholder known by us to be the beneficial owner of more than 5% of our Class A common stock or Class B common stock;
•each of our directors and director nominees in this Amendment;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of our common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The beneficial ownership percentages set forth in the table below are based on 45,387,793 shares of common stock outstanding, comprised of 40,515,215 shares of Class A common stock and 4,872,578 shares of Class B common stock outstanding as of March 31, 2025.
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

	Class A		Class B		% of Total Voting Power**
Name and Address of Beneficial Owners	Number of Shares	%	Number of Shares	%
Current Directors, Nominees and Named Executive Officers
Austin Russell	—	—	4,872,578	100%	54.6%
Thomas J. Fennimore(1)	218,359	*	—	—	*
Alan Prescott	207,088	*	—	—	*
Alec E. Gores(2)	347,732	*	—	—	*
Jun Hong Heng(3)	92,798	*	—	—	*
Mary Lou Jepsen, PhD	6,716	*	—	—	*
Shaun Maguire, PhD	5,997	*	—	—	*
Katharine A. Martin	6,839	*	—	—	*
Dominick Schiano	266	*	—	—	*
Matthew J. Simoncini(4)	31,023	*	—	—	*
Daniel D. Tempesta	9,475	*	—	—	*
All Directors and Executive Officers as a Group (10 Individuals)	719,205	1.8%	4,872,578	100%	55.3%
*Less than one percent.
**    Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share.
(1)Includes 122,678 shares of Class A common stock subject to Mr. Fennimore’s outstanding stock options, which are fully vested and exercisable as of March 31, 2025.
(2)Consists of (i) 305,626 shares of Class A common stock held by AEG Holdings, LLC, (ii) 10,168 shares held by Pacific Credit Corp., (iii) 16,543 shares held by NBI Irrevocable Trust No.5, a trust of which the beneficiary is one of the children of Mr. Gores who is a member of his household, (iv) 10,000 shares held by NBI Irrevocable Trust No. 6, a trust of which the beneficiary is one of the children of Mr. Gores who is a member of his household and (v) 5,395 shares directly held. Mr. Gores is the managing member of AEG Holdings, LLC. As such, he may be deemed to have beneficial ownership of the securities beneficially owned by AEG Holdings, LLC. The address for AEG Holdings, LLC is 6260 Lookout Road, Boulder, CO 80301. Mr. Gores has pledged 315,795 shares of his Class A common stock pursuant to a credit line with a third party.
(3)Consists of (i) 46,495 shares of Class A common stock held by Crescent Cove Capital II, LP, (ii) 12,451 shares of Class A common stock held by Crescent Cove Opportunity Fund LP, (iii) 5,539 shares of Class A common stock held by Crescent Cove Opportunity Foreign Intermediary, LLC (collectively, the “Crescent Cove entities”), (iv) 6,142 shares of Class A common stock held by Mr. Heng in his Roth IRA account and (v) 22,171 shares of Class A common stock held by shares held by the Heng Zhao JT Revocable Trust. Crescent Cove Capital II GP, LLC is the general partner of and Crescent Cove Capital Management, LLC is the investment manager of Crescent Cove Capital II LP. Crescent Cove Opportunity GP, LP is the general partner of and Crescent Cove Advisors, LP is the investment manager of each of Crescent Cove Opportunity Fund LP and Crescent Cove Opportunity Foreign Intermediary, LLC. The reporting person is the managing member of each of such general partners and investment managers, and therefore, may be deemed to hold voting and dispositive power over the shares held by the Crescent Cove entities. The address for these entities is c/o Crescent Cove Capital Management, LLC, 1700 Montgomery Street, Suite 240, San Francisco, CA 94111.
(4)Consists of (i) 8,305 shares of Class A common stock held by Mr. Simoncini and 22,718 shares of Class A common stock subject to Mr. Simoncini’s outstanding stock option, which is fully vested and exercisable as of March 31, 2025.
Equity Compensation Plan Information
We currently maintain the following equity compensation plans that provide for the issuance of shares of our Class A common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: our Management Longer Term Equity Incentive Plan, our 2020 Equity Incentive Plan and our Employee Stock Purchase Plan (“ESPP”).
The following table presents information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued. The table does not include information with respect to shares subject to outstanding awards granted under the Legacy Luminar Stock Plan, which was assumed by us in connection with the Business Combination.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and vesting of RSAs and RSUs		Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,747,727		$22.49 (2)	3,764,359	(3)
Equity compensation plans not approved by security holders	—	(1)	—	—
Total	2,747,727			3,764,359
(1)Excludes outstanding options to acquire 346,843 shares of Class A common stock with weighted average exercise price of $25.29 that were assumed by us in connection with the Business Combination. For more information regarding the Legacy Luminar Stock Plan, please see, “Note 12. Stock-based Compensation” in the Notes to Consolidated Financial Statements in our financial statements for the year ended December 31, 2024 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025.
(2)Outstanding awards of restricted stock units have no exercise price.
(3)Includes 1,721,249 shares available for issuance under the Management Longer Term Equity Incentive Plan, 1,677,218 shares available for issuance under the 2020 Equity Incentive Plan and 365,892 shares available for issuance under the ESPP. The number of shares available for issuance under the Management Longer Term Equity Plan will automatically increase in one-sixth increments upon the occurrence of each of six distinct triggering events, which occur if the Common Share Price (as defined in the Management Longer Term Equity Incentive Plan) is greater than $465, $510, $555, $600, $645 and $690, respectively. The number of shares available for issuance under the 2020 Equity Incentive Plan will automatically increase on the first day of each fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, (ii) 2,666,666 shares or (iii) such number of shares determined by the board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Independence of Directors; Controlled Company Exemption
Our board of directors has determined that none of the members of our board of directors other than Austin Russell has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Jun Hong Heng, Shaun Maguire, PhD, Katharine A. Martin, Mary Lou Jepsen, PhD, Alec E. Gores, Dominick Schiano, Matthew J. Simoncini, and Daniel D. Tempesta is “independent” as that term is defined under the rules of the Nasdaq Stock Market (“Nasdaq”). Our board of directors has also determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees. In making this determination, our board of directors considered that the law firm of Wilson Sonsini Goodrich & Rosati PC (“WSGR”), of which Ms. Martin is a partner, had provided minimal legal services to us and Austin Russell and that all services by WSGR terminated prior to Ms. Martin joining the board of directors and will not continue.
Austin Russell currently controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the board of directors to have a majority of independent directors and require that we establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we do not currently intend to rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in such member’s capacity as a member of the audit committee, the board of directors or any other board committee (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries. Based on information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each member of our audit committee satisfies the independence requirements of the SEC rules.
In order to be considered independent for purposes of Rule 5605(d)(2)(A) of the Nasdaq Rules, a member of a compensation committee of a listed company may not, other than in his or her capacity as a member of the compensation committee, the board or any other board committee: (1) accept any consulting, advisory, or other compensatory fee from the listed company, other than for board service; or (2) be an affiliated person of the listed company. Based on information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each member of our compensation & human capital management committee satisfies the independence requirements of the Nasdaq rules.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In addition to the executive officer and director compensation arrangements discussed above, the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:
•we, have been or are to be a participant;
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
From time to time, we may have employees who are related to our executive officers or directors. Michael Russell, the father of Austin Russell, the President and Chief Executive Officer of the Company, has served as the Head of Corporate Real Estate and Facilities of the Company from January 1, 2024 to present. Prior to this role, Mr. Russell served as an advisor at the Company from 2020 to December 2023. In 2024, Mr. Russell received an annual salary of $225,000 with an equity award of $1,500,000 in Company’s common stock, vesting over four years at the rate of 25% of the total number of equity award shares. From August 7, 2023 to January 3, 2025, Brian Katz, the brother of Alan Prescott, former Chief Legal Officer and Secretary of the Company, served as Head of Data and Partnerships (Insurance). In each of 2023 and 2024, Mr. Katz received an annualized salary of $225,000, with a fixed value equity award of $25,000 in Company’s common stock per year for four years, and in 2023 he was granted a standard equity award of $750,000 of Company’s common stock, vesting over four years at the rate of 25% of the total number of equity award shares. The foregoing compensation was established in accordance with Luminar’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities and holding similar positions.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Independent Registered Public Accounting Firm Fees and Services
The following tables present the aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$2,122	$1,930
Audit-Related Fees(2)	454	200
Tax Fees	9	—
All Other Fees(3)	2	2
Total	$2,587	$2,132
(1)Represents fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the independent auditor reasonably can provide, such as consent and assistance with the review of our SEC filings.
(2) Represents fees and expenses related to work performed in connection with registration statements, including the issuance of a comfort letter.
(3) All Other Fees consist of accounting research tool subscription fees.
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
All of the services listed in the table above provided by Deloitte were pre-approved by our audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.
EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger, dated as of August 24, 2020, by and among Gores Metropoulos, Inc., Dawn Merger Sub, Inc., Dawn Merger Sub II, LLC., and the Company.	8-K/A	001-38791	2.1	12/8/20

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38791	3.1	11/22/24

3.4	Amended and Restated By-Laws of the Company (as amended on August 28, 2024).	8-K	001-38791	3.1	08/30/24

4.1	Specimen Class A Common Stock Certificate.	8-K/A	001-38791	4.1	12/8/20

4.2	Warrant Agreement, dated January 31, 2019, between Continental Stock Transfer & Trust Company and Gores Metropoulos, Inc.	8-K/A	001-38791	4.2	12/8/20

4.3	Specimen Warrant Certificate.	8-K/A	001-38791	4.3	12/8/20

4.4	Description of Securities.	10-K	001-38791	4.4	03/28/25

4.5	Indenture, dated as of December 17, 2021, by and between the Company and U.S. Bank National Association, as trustee (1.25% Convertible Senior Notes due 2026).	8-K	001-38791	4.1	12/17/21

4.6	Amended Warrant Agreement, dated January 11, 2022, by and among the Company, Continental Stock Transfer & Trust Company, and American Stock Transfer & Trust Company.	10-K	001-38791	4.7	03/1/22

4.7	First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (Floating Rate Senior Secured Notes due 2028).	10-Q	001-38791	4.1	08/8/24

4.8	Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (9.0% Convertible Second Lien Senior Secured Notes due 2030 and 11.5% Convertible Second Lien Senior Secured Notes due 2030).	10-Q	001-38791	4.2	08/8/24

10.1	Amended and Restated Registration Rights Agreement, dated as of December 2, 2020, by and among the Company, Gores Metropoulos Sponsor LLC and certain other parties.	8-K/A	001-38791	10.1	12/8/20

10.2	Form of Indemnification Agreement.	8-K/A	001-38791	10.5	12/8/20

10.3	Financing Agreement, dated as of February 28, 2023, between the Company and Virtu Americas LLC.	10-K	001-38791	10.4	02/28/23

10.4†	Luminar Technologies, Inc. Management Longer Term Equity Incentive Plan.	8-K/A	001-38791	10.6	12/8/20

10.5†	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan.	DEF14A	001-38791	B	04/25/24

10.6†	Luminar Technologies, Inc. 2020 Employee Stock Purchase Plan.	8-K/A	001-38791	10.8	12/8/20

10.7†	Luminar Technologies, Inc. Amended and Restated 2015 Stock Plan.	8-K/A	001-38791	10.9	12/8/20

10.8	Voting Agreement, dated August 24, 2020, by and between Luminar Technologies, Inc. (f/k/a Gores Metropoulos, Inc.) and Austin Russell.	S-4/A	333-24878	Annex G	10/23/20

10.9†	Offer Letter by and between Luminar Technologies, Inc. and Thomas J. Fennimore dated April 3, 2020.	S-1/A	333-251657	10.13	01/13/21

10.10†	Luminar Technologies, Inc. Amended and Restated Director Compensation Policy.	10-Q	001-38791	10.1	11/9/23

10.11	Framework Purchase Agreement, dated March 23, 2020 by and between Volvo Car Corporation and the Company.	S-4/A	333-248794	10.8	10/23/20

10.12	Amendment No. 1 to Framework Purchase Agreement, dated June 24, 2021, by and between Volvo Car Corporation and the Company.	10-Q	001-38791	10.1	08/13/21

10.13†	Amended and Restated Offer Letter by and between the Company and Alan Prescott dated November 11, 2021.	10-Q	001-38791	10.1	11/15/21

10.14†	Luminar Technologies, Inc. Executive Incentive Bonus Plan.	8-K	001-38791	10.1	06/9/23

10.15	Lease Agreement, dated February 15, 2018, by and between 2603 Discovery Lakes LLC and the Company.	S-4/A	333-248794	10.9	10/23/20

10.16†	Executive Compensation Letter Agreement, dated November 7, 2023, between Thomas Fennimore and the Company.	10-K	001-38791	10.18	02/28/24

10.17†	Executive Compensation Letter Agreement, dated November 7, 2023, between Alan Prescott and the Company.	10-K	001-38791	10.19	02/28/24

10.18	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.	10-K	001-38791	10.20	02/28/24

10.19	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.	10-K	001-38791	10.21	02/28/24

10.20	Financing Agreement, dated May 3, 2024, by and between the Company and Virtu Americas LLC.	S-3ASR	33-279118	1.3	05/3/24

10.21	Form of Exchange Agreement, dated August 6, 2024, by and between the Company and the Holders.	10-Q	001-38791	10.3	08/8/24

10.22	Form of Purchase Agreement, dated August 6, 2024, by and between the Company and the Purchasers.	10-Q	001-38791	10.4	08/8/24

10.23†	Transition and Separation Agreement, dated December 12, 2024, between Alan Prescott and the Company.	10-K	001-38791	10.23	03/28/25

10.24†	Amendment to Executive Compensation Letter Agreement, dated March 27, 2025, between Tom Fennimore and the Company.	10-K	001-38791	10.24	03/28/25

19.1	Luminar Technologies, Inc. Insider Trading Policy.	10-K	001-38791	19.1	03/28/25

21.1	List of Subsidiaries.	10-K	001-38791	21.1	03/28/25

23.1	Consent of Deloitte & Touche LLP.	10-K	001-38791	23.1	03/28/25

24.1	Power of Attorney (included on signature page).	10-K	001-38791	24.1	03/28/25

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38791	31.1	03/28/25

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38791	31.2	03/28/25

31.3
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

31.4
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38791	31.2	03/28/25

97.1	Luminar Technologies, Inc. Compensation Recovery Policy.	10-K	001-38791	97.1	02/28/24

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

Luminar Technologies, Inc.

Date: April 30, 2025	By:	/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial and Accounting Officer)