Form 10-Q
period 2025-03-31
Luminar Technologies, Inc./DE
filed 2025-05-20
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 15, 2025, the registrant had 42,006,245 shares of Class A common stock and 4,872,578 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of operations,” “Risk Factors,” and in other sections in this Form 10-Q. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the estimated costs and expected benefits of the restructuring plan initiated in May 2024, including the additional actions taken under the restructuring plan in September 2024, the Company’s 2025 restructuring plan, including, without limitation, statements related to the Company’s expected charges for employee severance and other costs associated with the 2025 restructuring plan, including estimates of related cash expenditures by the Company, statements regarding the number of employees subject to the workforce reduction and the timing thereof, and the impact of the 2025 restructuring plan, product plans, future growth, sales estimates, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth, anticipated impacts on our business of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial research and development (“R&D”) costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are or will continue to be selected for inclusion in autonomous driving or advanced driving assistance systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward-looking estimates of certain metrics, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our OEM customers may face with their products; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; defects, reliability and other issues with our products which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel; the transition associated with the appointment of new chief executive officer, the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine; trade disputes with China and other countries, including the effect of sanctions and trade restrictions, such as tariffs imposed by the U.S. government and any countermeasures by other governments in response to such tariffs, that may affect supply chain or sales opportunities or overall demand; the large amount of our outstanding indebtedness and our ability to comply with covenants contained in the agreements governing our indebtedness; our ability to access sources of capital to repay our indebtedness, and finance operations and growth; our ability to maintain compliance with the Nasdaq continued listing standards for the listing of our Class A common stock; our ability to accurately estimate the charges associated with the reductions under the 2025 restructuring plan, and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-Kt”) under the heading “Risk Factors” and in subsequent reports filed with the SEC. You should specifically consider the numerous risks outlined in the Risk Factors section of our 2024 Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.luminartech.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @luminartech on X (formerly Twitter), Luminartech on YouTube, and Luminar Technologies on LinkedIn). The information on our website (or any webpages referenced in this Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,322	$82,840
Restricted cash	1,900	1,882
Marketable securities	78,863	99,827
Accounts receivable	28,471	14,272
Inventory	13,916	14,908
Prepaid expenses and other current assets	23,551	31,498
Total current assets	206,023	245,227
Property and equipment, net	49,537	52,281
Operating lease right-of-use assets	29,561	31,479
Intangible assets, net	14,524	15,556
Goodwill	3,994	3,994
Other non-current assets	15,810	16,676
Total assets	$319,449	$365,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,661	$18,972
Accrued and other current liabilities	35,049	31,567
Operating lease liabilities	9,968	10,049
Total current liabilities	72,678	60,588
Warrant liabilities	1	—
Debt	486,299	500,516
Operating lease liabilities, non-current	22,007	24,083
Other non-current liabilities	134	815
Total liabilities	581,119	586,002
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Class A common stock	3	3
Class B common stock	1	1
Additional paid-in capital	2,244,742	2,204,814
Accumulated other comprehensive income loss	(413)	(295)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(2,193,526)	(2,112,835)
Total stockholders’ deficit	(261,670)	(220,789)
Total liabilities and stockholders’ deficit	$319,449	$365,213
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Products	$12,972	$15,302
Services	5,914	5,666
Total revenue	18,886	20,968
Cost of sales:
Products	22,830	24,507
Services	4,156	6,916
Total cost of sales	26,986	31,423
Gross loss	(8,100)	(10,455)
Operating expenses:
Research and development	38,288	67,750
Sales and marketing	4,904	14,515
General and administrative	20,916	33,049
Restructuring costs	64	—
Total operating expenses	64,172	115,314
Loss from operations	(72,272)	(125,769)
Other income (expense), net:
Change in fair value of warrant liabilities	—	821
Interest expense	(12,321)	(2,757)
Interest income	1,767	3,430
Gain on extinguishment of debt	6,775	—
Loss from acquisition of EM4, LLC (“EM4”)	(48)	1,752
Changes in fair value of derivative liability	(3,671)	—
Losses and impairments related to investments and certain other assets, and other income (expense)	(774)	(2,604)
Total other income (expense), net	(8,272)	642
Loss before provision for income taxes	(80,544)	(125,127)
Provision for income taxes	147	587
Net loss	$(80,691)	$(125,714)
Net loss per share:
Basic and diluted	$(1.92)	$(4.44)
Shares used in computing net loss per share:
Basic and diluted	42,093,255	28,307,044
Comprehensive Loss:
Net loss	$(80,691)	$(125,714)
Net unrealized loss on available-for-sale debt securities	(118)	(70)
Comprehensive loss	$(80,809)	$(125,784)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	22,952,280	$2	6,472,578	$1	$1,927,419	$2	$(312,477)	$(1,839,695)	$(224,748)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	399,066	—	—	—	373	—	—	—	373
Issuance of Class A common stock under 401(k) Plan	99,652	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock under the Equity Financing Program	642,946	—	—	—	17,230	—	—	—	17,230
Issuance of Class A common stock in settlement of certain claims	46,978	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock-in-lieu of cash program	10,018	—	—	—	2,220	—	—	—	2,220
Milestone awards related to acquisitions	180,618	—	—	—	5,635	—	—	—	5,635
Share-based compensation	—	—	—	—	40,963	—	—	—	40,963
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(126)	—	—	—	(126)
Other comprehensive loss	—	—	—	—	—	(70)	—	—	(70)
Net loss	—	—	—	—	—	—	—	(125,714)	(125,714)
Balance as of March 31, 2024	24,331,558	$2	6,472,578	$1	$1,998,106	$(68)	$(312,477)	$(1,965,409)	$(279,845)

Balance as of December 31, 2024	38,056,676	$3	4,872,578	$1	$2,204,814	$(295)	$(312,477)	$(2,112,835)	$(220,789)
Issuance of Class A common stock upon vesting of restricted stock units	766,764	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon conversion of 2026 Convertible Senior Notes	1,951,819	—	—	—	11,819	—	—	—	11,819
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	127,466	—	—	—	1,127	—	—	—	1,127
Issuance of Class A common stock under the Equity Financing Program	70,053	—	—	—	394	—	—	—	394
Issuance of Class A common stock to a wholly owned subsidiary of TPK Universal Solutions Limited (“TPK”)	1,000,000	—	—	—	6,150	—	—	—	6,150
Expense related to Volvo warrants	—	—	—	—	459	—	—	—	459
Share-based compensation	—	—	—	—	20,089	—	—	—	20,089
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(110)	—	—	—	(110)
Other comprehensive income	—	—	—	—	—	(118)	—	—	(118)
Net loss	—	—	—	—	—	—	—	(80,691)	(80,691)
Balance as of March 31, 2025	41,972,778	$3	4,872,578	$1	$2,244,742	$(413)	$(312,477)	$(2,193,526)	$(261,670)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(80,691)	$(125,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,413	8,066
Amortization of operating lease right-of-use assets	1,918	2,010
Amortization of premium (discount) on marketable securities	(494)	(870)
Loss on marketable securities	1,275	2,320
Change in fair value of private warrants	1	(821)
Vendor stock in lieu of cash program	2,676	4,034
Amortization of debt discount and issuance costs	1,886	809
Inventory write-offs and write-downs	2,264	16,903
Change in the fair value of the derivatives	3,671	—
Gain or write-off on sale or disposal of property and equipment	290	—
Share-based compensation, including restructuring costs	19,380	44,465
Gain on extinguishment of debt	(6,775)	—
Loss from acquisition of EM4	48	(1,752)
Change in product warranty and other	328	(1,684)
Changes in operating assets and liabilities:
Accounts receivable	(14,198)	(13,846)
Inventories	(1,570)	(17,586)
Prepaid expenses and other current assets	11,110	(7,495)
Other non-current assets	866	(1,071)
Accounts payable	7,623	6,128
Accrued and other current liabilities	3,816	7,445
Other non-current liabilities	(2,066)	(2,570)
Net cash used in operating activities	(44,229)	(81,229)
Cash flows from investing activities:
Purchases of marketable securities	(34,547)	(48,827)
Proceeds from maturities of marketable securities	40,224	88,990
Proceeds from sales/redemptions of marketable securities	14,388	274
Purchases of property and equipment	(115)	(1,284)
Acquisition of EM4 (net of cash acquired)	242	(4,727)
Proceeds from disposal of property and equipment	253	—
Net cash provided by investing activities	20,445	34,426
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	394	17,230
Proceeds from exercise of stock options	—	371
Payments of employee taxes related to stock-based awards	(110)	(126)
Net cash provided by financing activities	284	17,475
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,500)	(29,328)
Beginning cash, cash equivalents and restricted cash	84,722	140,624
Ending cash, cash equivalents and restricted cash	$61,222	$111,296
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,898	$—
Supplemental disclosures of noncash investing and financing activities:
Conversion of 2030 Convertible Notes to Class A common stock	$1,127	$—
Conversion of 2026 Convertible Senior Notes to Class A common stock	$11,819	$—
Recognition/derecognition of operating lease right-of-use asset and liability	$—	$3,842
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,066	$299
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business
Luminar Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Luminar”) is incorporated in Delaware. Luminar is a technology company specializing in advanced Light Detection and Ranging (LiDAR) hardware and software solutions to enable the world’s safest and smartest vehicles. Over the past decade, Luminar has been building proprietary LiDAR hardware, core semiconductor components, software in-house to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles, as well as other adjacent markets. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “LAZR.”
The Company is headquartered in Orlando, Florida and has personnel that conducts the Company’s operations from various locations in the United States and internationally including Germany, Sweden, Mexico, China and India.
Reverse Stock Split
In November 2024, following approval by the Company’s stockholders at a special meeting of stockholders (the “Special Meeting”) held in October 2024 of a reverse stock split of all the outstanding Class A common stock and Class B common stock and any common stock held by the Company as treasury shares (the “Reverse Stock Split”), and a determination by the Board of Directors of a reverse stock split ratio of 1-for-15 (the “Reverse Stock Split Ratio”), the Company effected a Reverse Stock Split at the Reverse Stock Split Ratio. All share data and per share data amounts prior to December 31, 2024 included in this Form 10-Q have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 28, 2024. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany transactions and balances have been eliminated in consolidation.
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
Liquidity
Since inception, the Company has not generated positive cash flows from operating activities and has incurred significant losses from operations. As of March 31, 2025, the Company had an accumulated deficit of $2.2 billion. The Company expects to continue to incur operating losses for at least the foreseeable future due to continued investments in product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
As of March 31, 2025, the Company had cash and cash equivalents totaling $59.3 million and marketable securities of $78.9 million, totaling $138.2 million of total liquidity. For the three months ended March 31, 2025, $44.2 million of cash was used in operations. The Company’s principal sources of liquidity have been proceeds received from issuances of debt and equity. To execute on its strategic initiatives, the Company will continue to require additional capital resources. The Company continues to assess its liquidity position and opportunities for additional capital, which may be obtained through issuances of equity securities or additional debt financing. In the event that additional liquidity is required, the Company may not be able to

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
obtain funding on acceptable terms, or at all. If the Company is unable to raise additional capital when desired, its business, financial condition, and results of operations could be adversely affected.
The Company expects to fund its operations, product and business development initiatives and associated capital expenditures through cash, cash equivalents and marketable securities, issuance of shares of Class A common stock to vendors and third parties for services provided under its stock in lieu of cash program, issuance of Class A common stock under the Equity Financing Program or the issuance of preferred stock, or any combination of the foregoing. Based on current plans and projections, the Company believes its existing sources of liquidity will be sufficient to satisfy its liquidity requirements and enable it to continue to execute its business strategy for at least 12 months from the date of issuance of these condensed consolidated financial statements.
Segment Information
The Company has determined its operating segments using the same indicators that were used to evaluate its performance internally. The Company’s business activities are organized in two operating segments:
(i) “Autonomy Solutions”, which includes manufacturing and sale of LiDAR sensors that measure distance using pulsed laser light to generate a 3D environmental model (a.k.a. “point cloud”0, non-recurring engineering services related to the Company’s LiDAR products, development of software products that enable autonomy capabilities for automotive applications, and licensing of certain data and information. In June 2022, the Company acquired certain assets from Solfice Research, Inc. (“Solfice” or “Civil Maps”). In January 2023, the Company acquired certain assets from Seagate Technology LLC and Seagate Singapore International Headquarters Pte. Ltd. (individually and collectively, “Seagate”). Assets purchased from both Civil Maps and Seagate have been included in the Autonomy Solutions segment.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of March 31, 2025 and December 31, 2024 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Three customers, customer D, customer B and customer A, accounted for 44%, 14% and 13% of the Company’s accounts receivable as of March 31, 2025. Two customers, customer B and customer A, accounted for 32% and 22%of the Company’s accounts receivable as of December 31, 2024, respectively.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2025.
Recent Accounting Pronouncements Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 will be effective for the Company for the fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company prospectively early adopted ASU 2024-04 as of January 1, 2025. The Company recorded a gain on extinguishment of $6.2 million as a result of Troubled Debt Restructuring (“TDR”) related to the Exchange Transactions (as defined in Note 8) for the 2026 Convertible Senior Notes (as defined in Note 8), and the extinguishment gain was recorded in the other income (expense), net in the condensed consolidated statements of operations. See Note 8 for additional information.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the condensed consolidated financial statements.
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
Note 3. Business Combinations and Acquisitions
Acquisition of EM4
On March 18, 2024 (the “Acquisition Date”), the Company completed its acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for aerospace and industrial markets. The EM4 acquisition is expected to accelerate the Company’s strategy to package lasers, detectors and ASICs into modules and sub-systems.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The results of operations related to EM4 are included in the Company’s condensed consolidated statements of operations beginning from the Acquisition Date.
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

	Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$14,992	79%	$20,337	97%
Asia Pacific	230	1%	81	—%
Europe and Middle East	3,664	19%	550	3%
Total	$18,886	100%	$20,968	100%
Revenue by timing of recognition:
Recognized at a point in time	$12,972	69%	$15,304	73%
Recognized over time	5,914	31%	5,664	27%
Total	$18,886	100%	$20,968	100%
Revenue by segment:
Autonomy Solutions	$13,757	73%	$16,320	78%
ATS	5,129	27%	4,648	22%
Total	$18,886	100%	$20,968	100%
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
The opening and closing balances of contract assets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract assets, current	$2,657	$16,199
Contract assets, non-current	—	—
Ending balance	$2,657	$16,199

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The significant changes in contract assets balances consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$16,199	$16,603
Amounts billed that were included in the contract assets beginning balance	(14,342)	(3,737)
Contract assets from acquisition of EM4 (See Note 3)	—	1,644
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	800	1,689
Ending balance	$2,657	$16,199
The opening and closing balances of contract liabilities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract liabilities, current	$2,178	$1,918
Contract liabilities, non-current	—	—
Ending balance	$2,178	$1,918
The significant changes in contract liabilities balances consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$1,918	$3,932
Revenue recognized that was included in the contract liabilities beginning balance	(913)	(2,980)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	1,173	966
Ending balance	$2,178	$1,918
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $4.5 million as of March 31, 2025 and includes amounts within contract liabilities. The Company expects to recognize approximately 100% of this revenue over the next 12 months.
Note 5. Restructuring
On May 3, 2024, the Company announced a restructuring plan (“2024 Restructuring Plan”), including a reduction in its workforce by approximately 20%. On September 20, 2024, the Company announced additional actions under the 2024 Restructuring Plan that included a cumulative reduction in workforce of approximately 30% of the Company’s full-time employees since the beginning of 2024. By March 31, 2025, the reduction in workforce actions resulted in the termination of 212 employees. Total separation costs associated with the 2024 Restructuring Plan amounted to $0.1 million in the first quarter of 2025 and have been included as restructuring costs in the condensed consolidated statement of operations. The following table summarizes the restructuring charges as of March 31, 2025.

Severance Expense
Balance as of December 31, 2024	$772
Restructuring charges	64
Cash payments	(257)
Non-cash charges	(32)
Balance payable and accrued liabilities as of March 31, 2025	$547
The entire balance payable of $0.5 million relates to the Autonomy Solutions segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,038	$—	$(2)	$24,036
Commercial paper	24,676	—	—	24,676
Corporate bonds	43,350	66	(3)	43,413
Total debt securities	$92,064	$66	$(5)	$92,125
Included in cash and cash equivalents	$15,152	$—	$—	$15,152
Included in marketable securities	$76,912	$66	$(5)	$76,973

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,933	$22	$—	$10,955
Commercial paper	19,067	7	—	19,074
Corporate bonds	81,207	166	(16)	81,357
Certificate of deposits	1,561	—	—	1,561
Total debt securities	$112,768	$195	$(16)	$112,947
Included in cash and cash equivalents	$16,280	$5	$—	$16,285
Included in marketable securities	$96,488	$190	$(16)	$96,662
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$(2)	$19,036	$—	$—
Corporate bonds	(3)	7,573	(16)	31,546
Total	$(5)	$26,609	$(16)	$31,546
Equity Investments
The Company’s equity investments consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Condensed Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Money market funds(1)	Cash and cash equivalents	$27,457	$17,730
Marketable equity investments(1)	Marketable securities	1,890	3,165
Investment in non-marketable securities(2)	Other non-current assets	10,000	10,000
Total		$39,347	$30,895
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$16,713	$48,825
Money market funds	27,457	17,730
U.S. treasury securities	10,182	5,519
Commercial paper	4,970	9,967
Corporate bonds	—	799
Total cash and cash equivalents	$59,322	$82,840
Inventory
Inventory comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$9,915	$6,932
Work-in-process	1,223	3,917
Finished goods	2,778	4,059
Total inventories, net	$13,916	$14,908
The Company’s inventory write-downs were $2.3 million and $16.9 million for the three months ended March 31, 2025 and 2024, respectively. The write-downs were primarily due to obsolescence charges as a result of changes in product design, lower of cost or market assessment, yield losses, and other adjustments.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$9,740	$8,321
Contract assets	2,657	16,199
Advance payments to vendors	3,537	274
Other receivables	7,617	6,704
Total prepaid expenses and other current assets	$23,551	$31,498
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$63,102	$62,982
Computer hardware and software	8,448	8,404
Land	1,001	1,001
Leasehold improvements	22,620	22,620
Vehicles, including demonstration fleet	2,139	2,139
Furniture and fixtures	398	398
Construction in progress	1,360	887
Total property and equipment	99,068	98,431
Accumulated depreciation	(49,531)	(46,150)
Total property and equipment, net	$49,537	$52,281
Property and equipment capitalized under finance lease were not material.
Depreciation expense associated with property and equipment was $3.4 million and $7.1 million for the three months

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
ended March 31, 2025 and 2024, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design, including evaluating its sourcing strategies to reduce per unit sensor manufacturing costs. In 2023, the Company finalized and committed to a change in sourcing of certain sub-assemblies and components from one supplier to another, which required the Company to abandon certain equipment located at the legacy supplier. As a result, the Company reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $0.1 million and $2.1 million of incremental accelerated depreciation charges in the three months ended March 31, 2025 and 2024, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	March 31, 2025	December 31, 2024
Beginning of the period	$15,556	$22,994
Additions	—	—
Amortization	(1,032)	(4,188)
Impairment	—	(3,250)
End of the period	$14,524	$15,556
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022, and acquisition of certain assets from Solfice in June 2022 and Seagate in January 2023. The components of intangible assets were as follows (in thousands):

	March 31, 2025					December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(2,499)	$—	$1,231	3.1	$3,730	$(2,295)	$—	$1,435	3.2
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(495)	—	125	1	620	(464)	—	156	1.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	21,400	(8,232)	—	13,168	4.7	21,400	(7,435)	—	13,965	4.9
IPR&D	6,250	—	(6,250)	—	—	6,250	—	(6,250)	—	—
Total intangible assets	$32,780	$(12,006)	$(6,250)	$14,524	4.5	$32,780	$(10,974)	$(6,250)	$15,556	4.7
(1) See below for discussions related to impairment charges.
Amortization expense related to intangible assets was $1.0 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2025 (remaining nine months)	$3,095
2026	3,479
2027	3,263
2028	1,771
2029	1,635
Thereafter	1,281
Total	$14,524

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2024	$1,750	$2,244	$3,994
Balance as of March 31, 2025	$1,750	$2,244	$3,994
Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $15.9 million. No impairment charge has been recorded by the Autonomy Solutions reportable segment.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	December 31,
	March 31, 2025	December 31, 2024
Security deposits	$2,286	$2,285
Non-marketable equity investment (see Note 6 for additional information)	10,000	10,000
Prepaid expenses non-current	2,895	3,587
Other non-current assets	629	804
Total other non-current assets	$15,810	$16,676
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$10,822	$10,284
Accrued expenses	10,223	10,334
Warranty reserves	719	850
Contract liabilities	2,178	1,918
Accrued interest payable and other liabilities	11,107	8,181
Total accrued and other current liabilities	$35,049	$31,567
During the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $2.3 million, respectively, in cost of sales (services) for estimated losses expected to be incurred on NRE service projects with certain customers. The estimated contract losses recorded in the three months ended March 31, 2025 were primarily driven by changes in scope of project deliverables agreed upon with a customer.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Holders of the 2026 Convertible Senior Notes may convert their 2026 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the 2026 Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of March 31, 2025, the conditions allowing holders of the 2026 Convertible Senior Notes to convert were not met.
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
In connection with the offering of the 2026 Convertible Senior Notes, the Company entered into privately negotiated capped call option transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $299.70 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Convertible Senior Notes. The Capped Calls have initial cap prices of $452.40 per share, subject to certain adjustment events. The Capped Calls are generally intended to reduce the potential dilution to the Class A common stock upon any conversion of the 2026 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls expire on April 6, 2027, subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, failure to deliver, and hedging disruptions. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $73.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
In August 2024, pursuant to a privately negotiated exchange agreement, the Company exchanged $421.9 million in aggregate principal amount of the outstanding 2026 Convertible Senior Notes for $82.3 million in aggregate principal amount of its newly issued 9.0% convertible second lien senior secured notes due 2030 (the “Series 1 Notes”), and $192.0 million in aggregate principal amount of its newly issued 11.5% convertible second lien senior secured notes due 2030 (the “Series 2 Notes”, and collectively with the Series 1 Notes, the “2030 Convertible Notes”). Concurrently with the Exchange Transaction, the Company also issued $100.0 million aggregate principal amount of its newly issued first-lien, senior secured floating rate notes due 2028 (the “Senior Notes”) in a private placement for cash consideration of $97.0 million. As a result of the exchange and purchase transactions (the “Note Purchase and Initial Exchange Transaction”), during the third quarter of 2024, the Company recognized $142.2 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Convertible Senior Notes so exchanged and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors. The extinguishment gain was recorded in other income (expense), net in the condensed consolidated statements of operations.
In March 2025, the Company entered into separate, individually negotiated private exchange agreements with certain holders of the Company’s 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “Exchanged Notes”) for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the Exchanged Notes (such exchanges, collectively, the “Exchange Transactions”). The Company canceled the Exchanged Notes received in the Exchange Transactions.
The Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of Exchanged Notes, commencing on March 25, 2025. The number of shares of Class A common stock issued for each $1,000 principal amount of Exchanged Notes in each tranche was based on a formula set forth in the Exchange Agreements. As of March 28, 2025, which was the final settlement date of the Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the Exchange Transactions. The Company did not receive any cash proceeds from the Exchange Transactions and did not pay cash to the lenders. As a result of the Exchange Transactions, during the first quarter of 2025, the Company recognized $6.2 million gain on debt extinguishment as a result of TDR, which represented the difference between the carrying value of the 2026 Convertible Senior Notes and fair value of the Class A common stock issued and amount of legal fees incurred. The extinguishment gain was recorded in other income (expense), net in the condensed consolidated statements of operations.
The net carrying amount of the 2026 Convertible Senior Notes was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$184,883	$203,083
Unamortized debt discount and issuance costs	(1,647)	(2,068)
Net carrying amount	$183,236	$201,015
The following table sets forth the interest expense recognized related to the 2026 Convertible Senior Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$622	$1,948
Amortization of debt discount and issuance costs	257	809
Total interest expense	$879	$2,757
The remaining term over which the debt discount and issuance costs will be amortized is 2.0 years. Contractual interest expense is reflected as a component of other income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively.
Senior Notes
On August 8, 2024, the Company issued $100.0 million aggregate principal amount of Senior Notes in a private placement (the “Note Purchase”). At the time of the issuance, the fair value of the Senior Notes was $97.0 million, resulting in a debt discount of $3.0 million.
The Senior Notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Senior Notes will bear floating interest at a rate equal to Term SOFR plus 9.0%, subject to a Term secured overnight financing rate (“SOFR”) floor of 3.0%,

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
resulting in an effective interest rate of 15.0% as of March 31, 2025. Interest is payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.
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
The Senior Notes are guaranteed by certain of the Company’s current and future material subsidiaries on a senior secured basis, subject to certain criteria and exceptions. The Senior Notes and the guarantees are secured by a fully perfected first-priority lien on substantially all of the assets of the Company and certain subsidiary guarantors (the “Guarantors”), subject to certain exceptions, including any first-priority liens on customary asset-based lending collateral, including accounts receivable and inventory, pursuant to a revolving credit facility permitted under the First Lien Indenture.
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
The Company recognized interest expense of $3.5 million for the Senior Notes during the three months ended March 31, 2025, which included $0.2 million from the amortization of debt discount and issuance costs.
The net carrying amount of the Senior Notes was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	(4,309)	(4,501)
Net carrying amount	$95,691	$95,499
The remaining term over which the debt discount and issuance costs will be amortized is 3.4 years.
The Company estimated the fair value of the Senior Notes using a binomial model as of August 8, 2024, with the following valuation inputs: payment interest rate of 12.4% - 14.3%, effective borrowing rate of 14.4%, interest rate volatility of 23.0%.
The Company estimated the fair value of the Senior Notes using a binomial model as of March 31, 2025, with the following valuation inputs: payment interest rate of 11.7% - 12.6%, effective borrowing rate of 9.0%, interest rate volatility of 27.3%.
2030 Convertible Notes
On August 8, 2024, the Company issued $82.3 million in aggregate principal amount of the Series 1 Notes (the Series 1 Notes”) and $192.0 million in aggregate principal amount of the Series 2 Notes (the “Series 2 Notes” and together with the Series 1 Notes, the “2030 Convertible Notes”) (the “Initial Exchange Transaction”) in exchange for $421.9 million aggregate principal amount of outstanding 2026 Convertible Notes. At the time of the exchange, the fair value of the Series 1 Notes and the Series 2 Notes was $87.5 million and $186.2 million, respectively, resulting in a debt premium of $5.2 million and a debt discount of $5.7 million, respectively.
The 2030 Convertible Notes will mature on the earlier of (i) January 15, 2030 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Series 1 Notes bear

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company has classified the 2030 Convertible Notes as a non-current liability. Initial debt discount (including the initial fair value of the bifurcated derivative liabilities) and issuance costs aggregating approximately $21.6 million and $33.3 million were initially recorded as a reduction to the principal amount of the Series 1 Notes and Series 2 Notes, respectively, and will be amortized as interest expense over the contractual terms of the 2030 Convertible Notes based on the effective interest rates of 16.3% and 16.3%, respectively.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ending March 31, 2025, $2.0 million in aggregate principal amount of Series 2 Notes were converted by the holders. The Company issued 127,466 shares of the Class A common stock to settle such conversion. The Company recognized a debt extinguishment gain of $0.6 million on such conversions which was recorded in other income (expense), net in the condensed consolidated statements of operations.
The Company recognized interest expense of $1.7 million and $6.2 million for the Series 1 Notes and Series 2 Notes, respectively, during the three months ended March 31, 2025, which included $0.5 million and $1.0 million, respectively, from the amortization of debt discount and issuance costs.
The net carrying amount of the 2030 Convertible Notes was as follows (in thousands):

	March 31, 2025		December 31, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Principal	$55,245	$181,453	$55,245	$183,453
Unamortized debt discount and issuance costs	(13,348)	(28,991)	(13,800)	(30,306)
Net carrying amount	$41,897	$152,462	$41,445	$153,147
The remaining term over which the debt discount and issuance costs will be amortized is 4.8 years.
The conversion option and other features of the Series 1 Notes and Series 2 Notes are accounted for as bifurcated derivative liabilities. The derivative liabilities are considered a Level 3 valuation and are recorded at the estimated fair value at the end of each reporting period, with the changes in fair value recognized within other expense, net in the condensed consolidated statements of operations.
The following table shows the estimated fair value of the derivative liabilities and the change in fair value:

	March 31, 2025		March 31, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Derivative liability, beginning of period	$3,242	$6,168	$—	$—
Change in fair value	1,928	1,743	—	—
Decrease of derivative liability upon exercise of conversion option	—	(69)	—	—
Derivative liability, end of period	$5,170	$7,842	$—	$—
The Company estimated the fair value of the 2030 Convertible Notes and derivative liability using a binomial model, with the following valuation inputs:

	Series 1 Notes		Series 2 Notes
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Conversion price	$21.81	$21.81	$36.35	$36.35
Risk-free rate	3.88%	4.30%	3.88%	4.30%
Effective borrowing rate	41.97%	10.75%	41.97%	10.75%
Volatility	70.00%	50.00%	70.00%	50.00%
Stock price	$5.39	$5.38	$5.39	$5.38
Payment interest rate	9.00%	9.00%	11.50%	11.50%
Redemption price	$28.35	$28.35	$47.25	$47.25
Credit Facility
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of March 31, 2025.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Fair Value Measurements
As of March 31, 2025, the Company carried cash equivalents, marketable investments, bifurcated derivatives associated with the 2030 Convertible Notes and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 12 for further information on the Company’s fixed value equity awards.
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
Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The fair value of Private Warrants was at de minimis as of March 31, 2025 and December 31, 2024.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,457	$—	$—	$27,457
U.S. treasury securities	10,182	—	—	10,182
Commercial paper	—	4,970	—	4,970
Total cash equivalents	$37,639	$4,970	$—	$42,609
Marketable investments:
U.S. treasury securities	$13,854	$—	$—	$13,854
Commercial paper	—	19,706	—	19,706
Corporate bonds	—	43,413	—	43,413
Marketable equity investments	1,890	—	—	1,890
Total marketable investments	$15,744	$63,119	$—	$78,863
Liabilities:
Derivative liability	$—	$—	$(13,012)	$(13,012)
Private warrant	$—	$—	$(1)	$(1)

	Fair Value Measured as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,730	$—	$—	$17,730
U.S. treasury securities	5,519	—	—	5,519
Commercial paper	—	9,967	—	9,967
Corporate bonds	—	799	—	799
Total cash equivalents	$23,249	$10,766	$—	$34,015
Marketable investments:
U.S. treasury securities	$5,436	$—	$—	$5,436
Certificate of deposits	—	1,561	—	1,561
Commercial paper	—	9,107	—	9,107
Corporate bonds	—	80,558	—	80,558
Marketable equity investments	3,165	—	—	3,165
Total marketable investments	$8,601	$91,226	$—	$99,827
Liabilities:
Derivative liability	$—	$—	$(9,410)	$(9,410)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s outstanding 2026 Convertible Senior Notes was $111.3 million and $93.6 million, respectively. The fair value was determined based on the quoted price of the 2026 Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 8 for further information on the Company’s 2026 Convertible Senior Notes.
As of March 31, 2025, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2023 Convertible Notes, excluding the bifurcated derivative liabilities value was $49.5 million and $178.9 million, respectively. As of December 31, 2024, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2023 Convertible Notes, excluding the bifurcate derivative liabilities value was $52.1 million and $190.8 million, respectively. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Senior Notes was $109.4 million and $111.0 million, respectively. The fair value was determined based on a binomial lattice model and have been classified as Level 3 in the fair value hierarchy. See Note 8 for further information on these notes.
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
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(80,691)	$(125,714)
Denominator:
Weighted average common shares outstanding—Basic and diluted	42,093,255	28,307,044
Net loss per share—Basic and diluted	$(1.92)	$(4.44)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of March 31, 2025 because including them would have been antidilutive or related contingencies on issuance of shares had not been met for the three months ended March 31, 2025:

March 31, 2025
Warrants	383,836
Stock-based awards—Equity classified	2,377,917
Stock-based awards—Liability classified	4,101,550
Vendor stock-in-lieu of cash program	984,847
Series 1 Notes	2,533,361
Series 2 Notes	4,992,516
2026 Convertible Senior Notes	616,862
Earn-out shares	573,780
Total	16,564,669

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of March 31, 2025, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of March 31, 2025, the Company had 41,972,778 shares issued and 40,515,215 shares outstanding of Class A common stock, and 4,872,578 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in the Company’s Second Amended and Restated Certificate of Incorporation.
Equity Financing Program
On February 28, 2023, the Company entered into an agreement (the “2023 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which the Company could offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to $75.0 million through an equity offering program under which the Agent will act as sales agent (the “Equity Financing Program”). The Company completed sales of common stock under the 2023 Sales Agreement in March 2024.
On May 3, 2024, the Company entered into an agreement (the “2024 Sales Agreement”) with the Agent, which extended the Equity Financing Program under the 2023 Sales Agreement. Under the 2024 Sales Agreement, the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s Class A common stock with aggregate gross sales proceeds of up to an additional $150.0 million under the Equity Financing Program. The Company intends to use the net proceeds, from offerings under this program for expenditures or payments in connection with strategic investments, partnerships and similar transactions, repurchases of outstanding convertible debt securities, and for general corporate and business purposes.
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
In March 2025, the Company expanded the program under the 2024 Sales Agreement with the Agent, under which the Company may offer and sell, from time to time in its sole discretion, shares of its Class A common stock, with aggregate gross proceeds of up to an additional $75.0 million under the Equity Financing Program. The Company intends to use the net proceeds from offerings under the Equity Financing Program for general corporate purposes, including payment of interest on debt and otherwise to repay, repurchase, or service such debt.
The Company issued 70,053 shares of Class A common stock under the Equity Financing Program during the three months ended March 31, 2025 for net proceeds of $0.4 million. As of March 31, 2025, the amount available for sale under the 2024 Sales Agreement was $208.6 million.
Private Warrants
As of December 31, 2024, the number of shares of Class A common stock issuable upon exercise of the outstanding Private Warrants were 111,218 shares. No Private Warrants were exercised in the three months ended March 31, 2025. The Private Warrants expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $172.50 per share.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-in-lieu of Cash Program
The Company has entered into arrangements with certain vendors and other third parties wherein the Company at its discretion may elect to compensate the respective vendors and third parties for services provided either in cash or by issuing shares of the Company’s Class A common stock. The Company considers the shares issuable under this Stock-in-lieu of Cash Program as liability classified awards when the arrangement with the vendors requires the Company to issue a variable number of shares to settle amounts owed.
During the three months ended March 31, 2025, the Company issued 1,000,000 shares of Class A common stock to an affiliate of a Company vendor, TPK Holding Co., Ltd. (“TPK”), under the Stock-in-lieu of Cash Program. The shares were issued as consideration for service to be rendered or other payment obligations over the next several fiscal quarters, pursuant to contractual arrangements between the Company and TPK. As of March 31, 2025, the Company had a total of $4.5 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the three months ended March 31, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	2,632	$91.05
Granted	1,000,000	6.15
Vested	(1,000,000)	6.15
Unvested shares as of March 31, 2025	2,632	91.05
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
In June 2022, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Plan (the “Amended 2020 Plan”) to increase the number of shares of Class A common stock authorized for issuance by 2,400,000 additional shares and added an evergreen provision under which the number of shares of Class A common stock available for issuance under the Amended 2020 Plan will be increased on the first day of each fiscal year of the Company beginning with the 2023 fiscal year and ending on (and including) the first day of the 2030 fiscal year, in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, (ii) 2,666,666 shares or (iii) such number of shares determined by the Board. Pursuant to the evergreen provision, 2,073,584 additional shares of Class A common stock were added to the Amended 2020 Plan on January 1, 2025.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2024	412,207	$24.84	4.68	$—
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(11,704)	25.05
Outstanding as of March 31, 2025	400,503	24.84	4.55	$4
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
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the three months ended March 31, 2025 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	1,765,668	$56.60	864	$231.30
Granted	1,152,157	5.72	308,334	5.60
Forfeited	(160,004)	48.53	—	—
Vested	(780,407)	24.67	—	—
Outstanding as of March 31, 2025	1,977,414	40.21	309,198	6.23
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
Freedom Photonics Awards
As part of the Freedom Photonics acquisition in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. As of March 31, 2025, it is probable that the remaining conditions will be met for an amount equal to approximately $4.5 million of post combination compensation.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management Awards
Activity of the Company’s management awards that include market conditions for the three months ended March 31, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	915,830	$106.99
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding as of March 31, 2025	915,830	106.99

Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$1,291	$3,395
Research and development	6,337	14,484
Sales and marketing	1,166	5,223
General and administrative	10,634	21,363
Stock-based compensation related to restructuring	(48)	—
Total	$19,380	$44,465
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Equity Classified Awards:
Stock options	$—	$262
RSUs	12,485	31,339
Management awards	5,546	5,716
ESPP	203	364
Stock-based compensation related to restructuring	(48)	—
Liability Classified Awards:
Equity-settled fixed value	1,928	4,013
Freedom Photonics	555	2,214
Other	(1,289)	557
Total	$19,380	$44,465
Note 13. Income Taxes
Provision for income taxes for each of the three months ended March 31, 2025 and 2024 was $0.1 million and $0.6 million, respectively. The effective tax rate was (0.2)% and (0.5)% or the three months ended March 31, 2025 and 2024, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented and taxes on foreign earnings.
Note 14. Leases
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through August 2032. Some of the Company’s leases include one or more options to renew, with renewal terms that if exercised by the Company, extend the lease term from one to six years. The exercise of these renewal options is at the Company’s

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
discretion. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company’s short-term leases and sublease income were not material.
The components of lease expenses were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,410	$2,720
Variable lease cost	250	327
Total operating lease cost	$2,660	$3,047
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(2,648)	$(2,336)
Recognition/derecognition of right-of-use asset in exchange for lease obligations:
Operating leases	$—	$3,842
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$29,561	$31,479
Operating lease liabilities:
Operating lease liabilities, current	$9,968	$10,049
Operating lease liabilities, non-current	22,007	24,083
Total operating lease liabilities	$31,975	$34,132
Weighted average remaining terms were as follows (in years):

	March 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	3.98	4.20
Weighted average discount rates were as follows:

	March 31, 2025	December 31, 2024
Weighted average discount rate
Operating leases	6.26%	6.25%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending March 31,
2025 (remaining nine months)	$7,669
2026	9,727
2027	8,766
2028	5,872
2029	1,506
Thereafter	2,555
Total lease payments	36,095
Less: imputed interest	(4,120)
Total leases liabilities	$31,975

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $87.4 million as of March 31, 2025.
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
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed a second amended complaint. Defendants filed a motion to dismiss the second amended complaint on August 22, 2024, and the motion was granted on December 12, 2024. Plaintiff filed a third amended complaint and Defendants filed their motion to dismiss the third amended complaint on February 24, 2025. The Company intends to continue to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of March 31, 2025. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same purported wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s condensed consolidated balances are as follows (in thousands):

Three Months Ended March 31, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$9,960	$3,012	$12,972
Services	3,797	2,117	5,914
Intersegment revenue	—	3,210	3,210
	13,757	8,339	22,096
Reconciliation of revenue
Elimination of intersegment revenue			(3,210)
Total revenue			18,886
Less:
Depreciation and amortization	3,670	743	4,413
Other segment items (a)	77,567	12,388	89,955
Operating loss	$(67,480)	$(4,792)	$(72,272)
Reconciliation of profit or loss
Other income (expense), net			(8,272)
Loss before provision for income taxes			$(80,544)

Other significant items:
Total assets	$276,753	$42,696	$319,449
Inventory	$10,302	$3,614	$13,916
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$14,289	$1,013	$15,302
Services	2,031	3,635	5,666
Intersegment revenue	—	5,511	5,511
	16,320	10,159	26,479
Reconciliation of revenue
Elimination of intersegment revenue			(5,511)
Total revenue			20,968
Less:
Depreciation and amortization	7,428	638	8,066
Other segment items (a)	133,910	10,272	144,182
Operating loss	$(125,018)	$(751)	$(125,769)
Reconciliation of profit or loss
Other income (expense), net			642
Loss before provision for income taxes			$(125,127)

Other significant items:
Total assets	$420,767	$47,178	$467,945
Inventory	$11,825	$4,592	$16,417
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 42% and 20%, respectively, of the Company’s revenue for the three months ended March 31, 2025. Three customers, customer B, customer C and customer D of Autonomy Solutions segment, accounted for 48%, 11% and 10% of the Company’s revenue for the three months ended March 31, 2024, respectively. A vast majority of the Company’s long-lived assets are located in North America.
Note 17. Subsequent Events
Equity Financing Program
In April 2025, the Company issued 1,317,261 shares of Class A common stock under the Equity Financing Program for net proceeds of $6.1 million.
Restructuring
On May 15, 2025, Luminar Technologies, Inc. (the “Company”) began executing additional restructuring efforts (“2025 Restructuring Plan”), including a reduction in its workforce. The actions associated with the 2025 Restructuring Plan commenced immediately and are expected to be substantially complete by the end of 2025. The Company estimates that it will incur approximately $4.0 million to $5.0 million in cash charges in connection with the 2025 Restructuring Plan, associated with employee severance and related employee costs, as well as additional non-cash charges related to acceleration of certain previously granted stock-based awards as part of severance packages for employees impacted under the 2025 Restructuring Plan. These charges are expected to be incurred primarily in the second and third quarters of 2025. The Company’s estimates are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2025 Restructuring Plan.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Series A Convertible Preferred Stock Financing
On May 19, 2025, the Company entered into a securities purchase agreement (the “Series A Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), to the investors at a purchase price of $960.00 per share. The initial offering for 35,000 shares of Series A Preferred Stock is expected to close on or about May 21, 2025, following the satisfaction or waiver of certain closing conditions set forth in the Series A Purchase Agreement, for net proceeds to the Company of $33.6 million, before deducting placement agent fees and other offering expenses.
As consideration for the investors’ commitment to purchase shares of Series A Preferred Stock pursuant to the Series A Purchase Agreement, the Company also agreed to issue $2.0 million in shares of Class A common stock to the lead investor of the Series A Preferred Stock financing.
Each additional closing under the Series A Purchase Agreement is at the option of the Company upon notice to the investors and subject to the satisfaction or waiver of certain closing conditions set forth in the Series A Purchase Agreement, including, among others and subject to certain qualifications, the absence of certain defaults, no material adverse effect, a minimum liquidity requirement, satisfaction of certain trading price and volume thresholds during the ten consecutive trading day period preceding the additional closing, that any such additional closing may be no less than 60 days following the immediately preceding closing (or, if more than 25,000 shares of Series A Preferred Stock were sold at the immediately preceding closing, 90 days or such earlier date after 60 days following the immediately preceding additional closing that the investors no longer hold any shares of the Series A Preferred Stock sold at the immediately preceding closing) and receipt of the stockholder approval for purposes of Nasdaq listing rules (as described below) prior to the first such additional closing.
The terms, rights, obligations and preferences of the Series A Preferred Stock, including voluntary conversion and redemption provisions, as well as beneficial ownership and voting restrictions and share cap limitations, will be set forth in a certificate of designations to be filed with the Delaware Secretary of State prior to the initial closing. The Series A Preferred Stock will be convertible, at the holder’s option at any time, subject to certain exceptions as set forth in the certificate of designations, into shares of the Company’s Class A common stock. The certificate of designations will contain limitations on conversion to prevent the issuance by the Company of more shares of Class A common stock upon conversion of the Series A Preferred Stock than would be permissible under Nasdaq listing rules without first obtaining stockholder approval. The Series A Preferred Stock will also be entitled to receive dividends payable-in-kind at the rate of 18.0% per annum from and after the occurrence of certain triggering events set forth in the certificate of designations, subject to certain restrictions and provisions as set forth in the certificate of designations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2024 Annual Report and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
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
Industrialization Update
We continue to execute on our industrialization plan in conjunction with our automaker partners. We have contract manufacturing services agreements to enable series production of our Iris LiDAR sensors with Celestica and Fabrinet, whereby Fabrinet is responsible for assembly and testing of our transceiver sub-component based on our design and components and Celestica is responsible for final assembly and testing of our LiDAR sensor including the transceiver from Fabrinet. We also have a partnership with TPK Group, whereby we established an engineering center in China, staffed by TPK, to assist with our industrialization efforts, including manufacturing process design, development and validation, component process verification and validation, supplier development support, system validation, cost analysis, and benchmarking.
We achieved start of production (“SOP”) for Volvo Cars at the manufacturing facility in Mexico in 2024 and began shipping production LiDAR sensors for the Volvo EX90. Through the first quarter of 2025,we continued to meet all key deliverables for our customer’s production ramp.
We continually evaluate opportunities for optimizing our manufacturing and product design processes, including evaluating our sourcing strategies to reduce future per unit sensor manufacturing costs. In 2023, we commenced a change in sourcing of certain sub-assemblies and components from one supplier to another, which required us to abandon certain equipment located at the legacy supplier. As a result, we reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The reduction in the estimated useful lives of the impacted assets resulted in us recording $0.1 million of accelerated depreciation charges in the three months ended March 31, 2025 and our expected transition to new suppliers has essentially been completed. In 2024, we commenced a change in sourcing of final assembly of components from one contract manufacturer to another. This effort included taking scaled down or production downtime at the dedicated manufacturing facility in Mexico. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets.
Business Updates
In March 2025, we announced that our LiDAR technology will be equipped in the new Volvo ES90. This marks the second Volvo model to feature our technology, following the successful launch of the Volvo EX90. Our LiDAR sensors on initial EX90 vehicles are first being used for road data collection and system training, and will later be activated as part of the vehicle’s active safety system.
In March 2025, we announced a collaboration with Caterpillar Inc. to integrate our LiDAR technology into Caterpillar’s next-generation autonomous solution. Each Caterpillar off-highway truck will feature two Iris LiDARs with a unique integration system designed exclusively for the customer.
In 2024, we executed a restructuring and cost reduction plan (the “Restructuring Plan”), consisting of events in both May and September, which included reducing our workforce by a cumulative 30%, as well as sub-leasing of certain facilities and other actions. We expect the actions outlined will be substantially complete by the end of 2025.
Through March 31, 2025, we incurred $9.8 million in total charges associated with employee severance and related costs, including both cash and stock from the actions we took in May 2024 and September 2024.
In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of the Company’s 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “Exchanged Notes”) for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the Exchanged Notes (such exchanges, collectively, the “Exchange Transactions”). The Company canceled the Exchanged Notes received in the Exchange Transactions. The Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the Exchange Transactions. The Company did not receive any cash proceeds from the Exchange Transactions. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
Through the three months ended March 31, 2025, we received notices from holders of Series 2 of the 2030 Convertible Notes(the “Series 2 Notes”) to convert the principal amount of $2.0 million of Series 2 Notes, upon which we issued 127,466 shares of Class A common stock on a reverse split-adjusted basis to settle such conversion of the Series 2 Notes.
Given the customary business practices in the automotive industry, the rapidly changing nature of the markets in which we compete, and the fact that LiDAR is a new technology in the industry, there remains potential risk that our major commercial wins or other milestone achievements may not ultimately generate any significant revenue. See the discussion under the heading “The period of time from a major commercial win to implementation is long and we are subject to risks of cancellation or postponement of the contract or unsuccessful implementation” in “Risk Factors” in Item 1A of Part I in our 2024 Annual Report.
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 42% and 20%, respectively, of the Company’s revenue for the three months ended March 31, 2025. Three customers, customer B, customer C and customer D of autonomy solutions segment, accounted for 48%, 11% and 10% of the Company’s revenue for the three months ended March 31, 2024. A vast majority of the Company’s long-lived assets are located in North America.
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

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$18,886	$20,968	$(2,082)	(10)%
Cost of sales	26,986	31,423	(4,437)	(14)%
Gross loss	(8,100)	(10,455)	2,355	(23)%
Operating Expenses:
Research and development	38,288	67,750	(29,462)	(43)%
Sales and marketing	4,904	14,515	(9,611)	(66)%
General and administrative	20,916	33,049	(12,133)	(37)%
Restructuring costs	64	—	64	nm
Total operating expenses	64,172	115,314	(51,142)	(44)%
Loss from operations	(72,272)	(125,769)	53,497	(43)%
Other income (expense), net:
Change in fair value of warrant liabilities	—	821	(821)	(100)%
Interest expense	(12,321)	(2,757)	(9,564)	347%
Interest income	1,767	3,430	(1,663)	(48)%
Gain on extinguishment of debt	6,775	—	6,775	nm
Gain from acquisition of EM4	(48)	1,752	(1,800)	(103)%
Changes in fair value of derivative liability	(3,671)	—	(3,671)	nm
Losses related to investments and certain other assets, and other income (expense)	(774)	(2,604)	1,830	(70)%
Total other income (expense), net	(8,272)	642	(8,914)	(1388)%
Loss before provision for income taxes	(80,544)	(125,127)	44,583	(36)%
Provision for income taxes	147	587	(440)	(75)%
Net loss	$(80,691)	$(125,714)	$45,023	(36)%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$13,757	$16,320	$(2,563)	(16)%
ATS	5,129	4,648	481	10%
Total	$18,886	$20,968	$(2,082)	(10)%
The decrease in revenue of our Autonomy Solutions in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a $4.3 million net decrease in product revenue and offset by a $1.8 million increase in service revenue.
The increase in revenue of our ATS segment in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in revenue from the acquisition of EM4 partially offset by a decrease in revenue from non-recurring engineering services.
Cost of Sales
The $4.4 million decrease in the cost of sales in the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to cost reduction initiatives in 2025 and decrease in costs associated with an Iris+ development contract for non-recurring engineering services terminated in the fourth quarter of 2024.
In 2023, we commenced a change in sourcing strategy of certain sub-assemblies and components from one supplier to another, which resulted in discontinued use of certain plant, property and equipment assets as they were no longer needed for their original intended use and required us to abandon certain equipment at the legacy supplier. As a result, we revised the estimated useful lives of the long-lived assets within the impacted asset group, which resulted in us recording depreciation for these assets over an accelerated period. for certain manufacturing activities is expected to result in discontinued use of certain plant, property and equipment assets as they will no longer be needed for their original intended use. As a result of executing our plan, we revised the estimated useful lives of certain long-lived assets within the impacted asset group. This resulted in recording depreciation for these assets over an accelerated period. We recorded $0.1 million and $2.1 million of incremental accelerated depreciation charges associated with this manufacturing and sourcing change in the three months ended March 31, 2025 and 2024, respectively.
Operating Expenses
Research and Development
The $29.5 million decrease in research and development expenses in the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due to a $17.7 million decrease in personnel-related costs driven mainly by decreased headcount, a $10.4 million decrease in outside consultants and contractor fees and a $2.2 million decrease in purchased materials offset by a $1.8 million increase in computer software and other subscriptions.
Sales and Marketing
The $9.6 million decrease in sales and marketing expenses for the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due a $5.4 million decrease in personnel related costs including stock-based compensation cost due to lower headcount and a $4.0 million reduction in sponsorship fees.
General and Administrative
The $12.1 million decrease in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a $14.8 million decrease in personnel-related costs, including stock-based compensation expense as a result of reduction in headcount and a $0.9 million decrease in rent expenses, offset by a $2.4 million increase in higher information technology and facility related costs allocated to general and administrative expenses and a $1.3 million increase in legal, outside consultants and contractor expenses.
Restructuring Costs
The $0.1 million in restructuring costs for the three months ended March 31, 2025 was due to actions taken pursuant to the Restructuring Plan announced in May 2024 and expanded in September 2024.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement on connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
Gain on Extinguishment of Debt
The change in gain on extinguishment of debt for the three months ended March 31, 2025 compared to same period in 2024 was primarily due to $6.3 million gain on debt extinguishment from the Exchange Transactions related to the 2026 Convertible Senior Notes and $0.6 million gain on debt extinguishment on Series 2 Notes conversion.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of the bifurcated derivatives in the 2030 Convertible Notes.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(67,480)	$(125,019)	$57,539	(46%)
ATS	(4,792)	(750)	(4,042)	(539%)
Autonomy solutions segment operating loss decreased $57.5 million in the three months ended March 31, 2025 compared to the same period in 2024. The decrease in operating loss was primarily due to decreases in personnel-related costs driven by decreased headcount and a decrease in stock-based compensation expense and travel related expenses, a decrease in purchased materials, and a reduction in supplies expenses.
ATS segment operating loss increased $4.0 million in the three months ended March 31, 2025 compared to the same period in 2024. The increase in operating loss was primarily due to a decrease in NRE service revenue and an increase in operating expenses related EM4.

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
In addition, we may from time to time seek to retire or repurchase material amounts of our outstanding debt securities through open-market purchases, privately negotiated transactions, or otherwise, for cash or through exchanges for debt or equity, such as Exchange Transactions, subject to limitations in the agreements governing our outstanding debt securities. Any repurchases or exchanges would be on terms and at prices that we may determine in our discretion and would depend on prevailing market conditions, our liquidity requirements, our receipt of any necessary corporate approvals, and other factors. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
We expect to continue to invest in our product and software development, as well as incur efforts to build customer relations and expand into additional markets. Further, we expect to invest in developing advanced manufacturing capabilities, including at our contract manufacturing partners. We expect to fund these product and business development initiatives and associated capital expenditures either through our cash, cash equivalents and marketable securities or through issuance of shares of our Class A common stock to vendors and third parties for services provided under our stock in lieu of cash program (“Stock-in-lieu of Cash Program”)
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. We did not borrow any amount from this credit facility and had no outstanding balance as of March 31, 2025.
In May, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock with aggregate gross sales proceeds of up to $150.0 million under our Equity Financing Program. This was an extension of the prior Equity Financing Program we established with the Agent in February 2023. In August 2024, we increased the Equity Financing Program by an additional $50.0 million pursuant to the 2024 Sales Agreement and in March 2025, we further increased the program by an additional $75.0 million. We intend to use the net proceeds from offerings under the Equity Financing Program for expenditures or payments in connection with strategic investments, partnerships and similar transactions, repurchases of outstanding debt securities, and for general corporate and business purposes.
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

We issued 70,053 shares of Class A common stock under the Equity Financing Program during the three months ended March 31, 2025 for net proceeds of $0.4 million. As of March 31, 2025, $208.6 million of Class A Common Stock was available for sale under the program.
In August 2024, we entered into private, separately negotiated agreements for (i) the private offering and sale of $100 million in aggregate principal amount of first-lien, senior secured floating rate notes due 2028 (the “Senior Notes”) and (ii) the exchange of approximately $421.9 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) for approximately $274.2 million in aggregate principal amount of newly issued Convertible Notes due 2030 (the “2030 Convertible Notes”), consisting of two series of second-lien, senior secured notes, both of which have identical terms other than the principal amount, interest rate, and applicable conversion price. We received $97.0 million net of debt discount of $3.0 million, in cash proceeds from the offering and sale of the Senior Notes, but did not receive any cash proceeds from the exchange of the 2026 Convertible Senior Notes for the 2030 Convertible Notes. As a result of this transaction, we extended a significant amount of our 2026 maturities into 2030 and raised additional capital to bolster our liquidity position. We expect to incur higher annual interest expense for the Senior Notes and 2030 Convertible Notes. For additional information regarding the notes, including the financial and other restrictive covenants and contractual obligations contained in the indentures governing the notes, see Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q.
In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of the Company’s 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the Exchanged Notes. The Company canceled the Exchanged Notes received in the Exchange Transactions. The Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the Exchange Transactions. The Company did not receive any cash proceeds from the Exchange Transactions. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
During the three months ending March 31, 2025, $2.0 million in aggregate principal amount of 2030 Convertible Notes were converted by the holders. The Company issued 127,466 shares of Class A common stock to settle such conversion.
Since inception, we have not generated positive cash flows from operating activities and have incurred significant losses from operations. As of March 31, 2025, we had accumulated deficit of $2.2 billion. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments in our product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
As of March 31, 2025, we had cash and cash equivalents totaling $59.3 million and marketable securities of $78.9 million, totaling $138.2 million of liquidity. For the three months ended March 31, 2025, $44.2 million of cash was used in operations. Our principal sources of liquidity have been proceeds received from issuances of debt and equity. To execute on our strategic initiatives, we will continue to require additional capital resources. We continue to assess our liquidity position and opportunities for additional capital, which may be obtained through issuances of equity securities or additional debt financing. In the event that additional liquidity is required, we may not be able to obtain funding on acceptable terms, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
We expect to fund our operations, product and business development initiatives and associated capital expenditures through cash, cash equivalents and marketable securities, issuance of shares of our Class A common stock to vendors and third parties for services provided under our stock in lieu of cash program, issuance of Class A common stock under the Equity Financing Program or the issuance of preferred stock, or any combination of the foregoing. Based on current plans and projections, we believe our existing sources of liquidity will be sufficient to satisfy our liquidity requirements and enable us to continue to execute our business strategy for at least 12 months from the date of issuance of these condensed consolidated financial statements.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(44,229)	$(81,229)
Investing activities	20,445	34,426
Financing activities	284	17,475
Operating Activities
Net cash used in operating activities was $44.2 million during the three months ended March 31, 2025. Net cash used in operating activities was due to our net loss of $80.7 million adjusted for non-cash items of $30.9 million, primarily consisting of $19.4 million of stock-based compensation, $6.8 million gain on extinguishment of debt, $4.4 million of depreciation and amortization, $2.7 million of vendor payments in stock in lieu of cash, $2.3 million of inventory write-offs and write-downs, $1.9 million of amortization of operating lease right-of-use assets, $1.9 million of amortization of debt discount and issuance cost, and cash used for operating assets and liabilities of $5.6 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $20.4 million in the three months ended March 31, 2025 was comprised of $40.2 million of proceeds from maturities of marketable securities, $14.4 million of proceeds from sales and redemptions of marketable securities and $0.3 million of proceeds from disposals of property and equipment, offset primarily by $34.5 million related to purchases of marketable securities, $0.2 million cash paid for the acquisition of EM4 and $0.1 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $0.3 million in the three months ended March 31, 2025 was primarily comprised of $0.4 million cash received from the sale and issuance of shares of Class A common stock under the Equity Financing Program, offset by $0.1 million of payments of employee taxes related to stock-based awards.
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
During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
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
ITEM 4. Controls and Procedures.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 15 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
Except as set forth below, there have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report, other than the updates to the risk factor set forth below. You should carefully consider the “Risk Factors” discussed in our 2024 Annual Report and this Form 10-Q as they could materially affect our business, financial condition and future results of operation.
Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, results of operations, and financial condition
Geopolitical tensions and conflicts worldwide, including but not limited to China, may result in changing regulatory requirements, trade policies, export controls, import duties, and economic disruptions that could impact our operating strategies in the territories or countries where we currently purchase our components, sell our products, or conduct our business, as well as our government contracts and contracts with defense customers.
The increasing focus on the strategic national security importance of advanced semiconductors, autonomous vehicles, and artificial intelligence (“AI”) technologies may result in additional regulatory restrictions that target LiDAR specifically, and products and services capable of enabling or facilitating autonomous vehicle systems or AI systems, including some or all of our components, product, and service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to advanced semiconductors and AI technologies, including U.S. restrictions on export of advanced semiconductors to China, designation and restrictions on U.S. military purchases of LiDAR manufactured in China, China’s restriction on the collection and use of mapping data, which is an inhibitor to western companies developing autonomous vehicle software in China, and China’s export restrictions of certain highly specialized LiDARs intended for military use. As geopolitical tensions have increased, products associated with autonomous vehicles and AI, specifically including LiDAR, are increasingly the focus of national security and export control restrictions proposed by stakeholders in the U.S. and its allies, as well as China, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could negatively and materially impact our business, revenue, and financial results. Furthermore, disruption to worldwide semiconductor supply, including non-advanced semiconductors, has and may continue to affect production of vehicles.
The U.S. has recently instituted or proposed changes in trade policies for countries where we conduct our business. Included have been such tariffs on goods imported into the U.S. from Mexico. Given Luminar’s production of products in Mexico, tariffs of this nature could have specific relevance to products we bring into the United States. The impact of such tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known and may continue to change, including the duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs.
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
If we do not successfully manage the transition associated with the resignation of our former chief executive officer and the appointment of our new chief executive officer, it could have an adverse impact on our business.
As previously disclosed, the Company’s former President and Chief Executive Officer resigned effective May 14, 2025, and the Company’s Board of Directors appointed Paul Ricci, as Chief Executive Officer effective on or about May 21, 2025. Our new Chief Executive Officer will be critical to executing on our business strategy. Our success will depend, in part, on the effectiveness of this transition, including the successful integration into his role and the continuity of leadership with industry partners and among the larger workforce. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price. In addition, if this transition is not successful, we may not be able to achieve our financial and operational goals, which could adversely affect our business and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 21 and 23, 2025, the Company entered into Exchange Agreements with certain holders of its outstanding 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the Exchanged Notes. The Exchange Transactions settled in four consecutive daily tranches, commencing on March 25, 2025, subject to customary closing conditions.
The Exchange Transactions were conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
As of March 28, 2025, which was the final settlement date of the Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the Exchange Transactions.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 – Costs Associated with Exit or Disposal Activities.
On May 15, 2025, Luminar Technologies, Inc. (the “Company”) began executing additional restructuring efforts (“2025 Restructuring Plan”), including a reduction in its workforce. The actions associated with the 2025 Restructuring Plan commenced immediately and are expected to be substantially complete by the end of 2025. The Company estimates that it will incur approximately $4.0 million to $5.0 million in cash charges in connection with the 2025 Restructuring Plan, associated with employee severance and related employee costs, as well as additional non-cash charges related to acceleration of certain previously granted stock-based awards as part of severance packages for employees impacted under the 2025 Restructuring Plan. These charges are expected to be incurred primarily in the second and third quarters of 2025. The Company’s estimates are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2025 Restructuring Plan.

ITEM 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38791	3.1	11/22/24

3.4	Amended and Restated By-Laws of the Company (as amended on August 28, 2024).	8-K	001-38791	3.1	08/30/24

10.1+	Form of Securities Exchange Agreement					X

10.2†	Amendment to Executive Compensation Letter Agreement, dated March 27, 2025, between Tom Fennimore and the Company.	10-K	001-38791	10.24	03/28/25

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

Luminar Technologies, Inc.

Date: May 20, 2025	By:	/s/ Thomas J. Fennimore
Thomas J. Fennimore
Interim Principal Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)