Form 10-Q
period 2025-06-30
Luminar Technologies, Inc./DE
filed 2025-08-13
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 8, 2025, the registrant had 63,891,880 shares of Class A common stock and 4,872,578 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of operations,” “Risk Factors,” and in other sections in this Form 10-Q. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the estimated costs and expected benefits of the restructuring plan initiated in May 2024, including the additional actions taken under the restructuring plan in September 2024, the Company’s 2025 restructuring plan, including, without limitation, statements related to the Company’s expected charges for employee severance and other costs associated with the 2025 restructuring plan, including estimates of related cash expenditures by the Company, statements regarding the number of employees subject to the workforce reduction and the timing thereof, and the impact of the 2025 restructuring plan, product plans, future growth, sales estimates, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth, statements regarding the Company’s sources of liquidity including whether it will be sufficient to satisfy liquidity requirements and to enable the Company to execute its business strategy, anticipated impacts on our business of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial research and development (“R&D”) costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are or will continue to be selected for inclusion in autonomous driving or advanced driving assistance systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward-looking estimates of certain metrics, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our OEM customers may face with their products; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; defects, reliability and other issues with our products which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel; the transition associated with the appointment of new chief executive officer, the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales of our products and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas war and the conflict between Russia and Ukraine; trade disputes with China and other countries, including the effect of sanctions and trade restrictions, such as tariffs imposed by the U.S. government and any countermeasures by other governments in response to such tariffs, that may affect supply chain or sales opportunities or overall demand; the large amount of our outstanding indebtedness and our ability to comply with covenants contained in the agreements governing our indebtedness; our ability to access sources of capital to repay our indebtedness, and finance operations and growth, which we may not be able to obtain on favorable terms, if at all, or without substantial dilution to our stockholders; our ability to maintain compliance with the Nasdaq continued listing standards for the listing of our Class A common stock; our ability to accurately estimate the charges associated with the reductions under the 2025 restructuring plan, and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”) under the heading “Risk Factors”, risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 10-Q”) and this Form 10-Q and in subsequent reports we file with the SEC. You should specifically consider the numerous risks outlined in the Risk Factors section of our 2024 Form 10-K, our Q1 2025 10-Q and this Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,166	$82,840
Restricted cash	2,740	1,882
Marketable securities	59,465	99,827
Accounts receivable	18,457	14,272
Inventory	18,047	14,908
Prepaid expenses and other current assets	20,453	31,498
Total current assets	167,328	245,227
Property and equipment, net	46,643	52,281
Operating lease right-of-use assets	20,127	31,479
Intangible assets, net	13,493	15,556
Goodwill	3,994	3,994
Other non-current assets	13,902	16,676
Total assets	$265,487	$365,213

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,714	$18,972
Accrued and other current liabilities	31,901	31,567
Operating lease liabilities	7,572	10,049
Total current liabilities	69,187	60,588
Debt	429,679	500,516
Operating lease liabilities, non-current	14,406	24,083
Other non-current liabilities	184	815
Total liabilities	513,456	586,002
Commitments and contingencies (Note 16)
Series A preferred stock	24,210	—
Stockholders’ deficit:
Class A common stock	5	3
Class B common stock	1	1
Additional paid-in capital	2,257,171	2,204,814
Accumulated other comprehensive loss	(454)	(295)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(2,216,425)	(2,112,835)
Total stockholders’ deficit	(272,179)	(220,789)
Total liabilities, preferred stock and stockholders’ deficit	$265,487	$365,213
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Products	$11,967	$15,739	$24,939	$31,041
Services	3,667	712	9,581	6,378
Total revenue	15,634	16,451	34,520	37,419
Cost of sales:
Products	24,124	19,969	46,954	44,476
Services	3,937	10,162	8,093	17,078
Total cost of sales	28,061	30,131	55,047	61,554
Gross loss	(12,427)	(13,680)	(20,527)	(24,135)
Operating expenses:
Research and development	39,328	65,850	77,616	133,600
Sales and marketing	5,297	12,140	10,201	26,655
General and administrative	(18,753)	29,790	2,163	62,839
Restructuring costs	1,180	6,262	1,244	6,262
Total operating expenses	27,052	114,042	91,224	229,356
Loss from operations	(39,479)	(127,722)	(111,751)	(253,491)
Other income (expense), net:
Change in fair value of private warrants	—	163	—	985
Interest expense	(12,255)	(2,757)	(24,576)	(5,514)
Interest income	1,269	2,519	3,036	5,949
Gain on extinguishment of debt	15,281	—	22,056	—
Gain (loss) from acquisition of EM4, LLC (“EM4”)	—	—	(48)	1,752
Gain from sale of investments	2,908	—	2,908	—
Change in fair value of derivative liability	8,991	—	5,320	—
Losses and impairments related to investments and certain other assets, and other income (expense)	536	(3,376)	(238)	(5,981)
Total other income (expense), net	16,730	(3,451)	8,458	(2,809)
Loss before provision for (benefit from) income taxes	(22,749)	(131,173)	(103,293)	(256,300)
Provision for (benefit from) income taxes	150	(566)	297	21
Net loss	(22,899)	(130,607)	(103,590)	(256,321)
Less: Deemed dividend on Series A preferred stock	7,602	—	7,602	—
Net loss attributable to common stockholders	$(30,501)	$(130,607)	$(111,192)	$(256,321)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(4.32)	$(2.44)	$(8.76)
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	49,087,995	30,242,540	45,608,362	29,274,792
Comprehensive Loss:
Net loss	$(22,899)	$(130,607)	$(103,590)	$(256,321)
Net unrealized loss on available-for-sale debt securities	(41)	(41)	(159)	(111)
Comprehensive loss	$(22,940)	$(130,648)	$(103,749)	$(256,432)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	—	$—	24,331,620	$2	6,472,578	$1	$1,998,106	$(68)	$(312,477)	$(1,965,409)	$(279,845)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	713,358	—	—	—	34	—	—	—	34
Issuance of Class A common stock under employee stock purchase plan ("ESPP")	—	—	35,309	—	—	—	799	—	—	—	799
Issuance of Class A common stock under the Equity Financing Program	—	—	690,463	—	—	—	18,675	—	—	—	18,675
Vendor payments under the stock-in-lieu of cash program	—	—	96,036	—	—	—	2,784	—	—	—	2,784
Milestone awards related to acquisitions	—	—	211,131	—	—	—	5,615	—	—	—	5,615
Share-based compensation, including restructuring costs	—	—	—	—	—	—	40,392	—	—	—	40,392
Expense related to Volvo Warrants	—	—	—	—	—	—	135	—	—	—	135
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(90)	—	—	—	(90)
Other comprehensive loss	—	—	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	(130,607)	(130,607)
Balance as of June 30, 2024	—	$—	26,077,917	$2	6,472,578	$1	$2,066,450	$(109)	$(312,477)	$(2,096,016)	$(342,149)

Balance as of March 31, 2025	—	$—	41,972,778	$3	4,872,578	$1	$2,244,742	$(413)	$(312,477)	$(2,193,526)	$(261,670)
Issuance of Series A preferred stock, net of issuance costs and discount of $3,586	35,000	29,445	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock as commitment fee	—	—	505,051	—	—	—	1,970	—	—	—	1,970
Issuance of Class A common stock upon conversion of Series A preferred stock	(12,000)	(12,837)	4,087,889	1	—	—	12,836	—	—	—	12,837
Deemed dividend on Series A preferred stock	—	7,602	—	—	—	—	(7,602)	—	—	—	(7,602)
Issuance of Class A common stock upon vesting of restricted stock units	—	—	888,108	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	—	—	100,295	—	—	—	338	—	—	—	338
Issuance of Class A common stock upon conversion of 2026 Convertible Senior Notes	—	—	1,098,931	—	—	—	4,286	—	—	—	4,286
Issuance of Class A common stock under the Equity Financing Program	—	—	6,177,023	1	—	—	21,066	—	—	—	21,067
Expense related to Volvo warrants	—	—	—	—	—	—	388	—	—	—	388
Share-based compensation, including restructuring costs	—	—	—	—	—	—	(20,767)	—	—	—	(20,767)
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(86)	—	—	—	(86)
Other comprehensive loss	—	—	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	(22,899)	(22,899)
Balance as of June 30, 2025	23,000	$24,210	54,830,075	$5	4,872,578	$1	$2,257,171	$(454)	$(312,477)	$(2,216,425)	$(272,179)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	22,952,280	$2	6,472,578	$1	$1,927,419	$2	$(312,477)	$(1,839,695)	$(224,748)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	1,112,424	—	—	—	407	—	—	—	407
Issuance of Class A common stock under ESPP	—	—	35,309	—	—	—	800	—	—	—	800
Issuance of Class A common stock under the Equity Financing Program	—	—	1,333,409	—	—	—	35,905	—	—	—	35,905
Issuance of Class A common stock under 401(k) Plan	—	—	99,652	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock in settlement of certain claims	—	—	46,978	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock-in-lieu of cash program	—	—	106,116	—	—	—	5,005	—	—	—	5,005
Milestone awards related to acquisitions	—	—	391,749	—	—	—	11,249	—	—	—	11,249
Share-based compensation, including restructuring costs	—	—	—	—	—	—	81,354	—	—	—	81,354
Expense related to Volvo Warrants	—	—	—	—	—	—	135	—	—	—	135
Payments of employee taxes related to stock-based awards	—	—	—	—	—	—	(216)	—	—	—	(216)
Other comprehensive loss	—	—	—	—	—	—	—	(111)	—	—	(111)
Net loss	—	—	—	—	—	—	—	—	—	(256,321)	(256,321)
Balance as of June 30, 2024	—	$—	26,077,917	$2	6,472,578	$1	$2,066,450	$(109)	$(312,477)	$(2,096,016)	$(342,149)

Balance as of December 31, 2024	—	$—	38,056,676	$3	4,872,578	$1	$2,204,814	$(295)	$(312,477)	$(2,112,835)	$(220,789)
Issuance of Series A preferred stock, net of issuance costs and discount of $3,586	35,000	29,445	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock as commitment fee	—	—	505,051	—	—	—	1,970	—	—	—	1,970
Issuance of Class A common stock upon conversion of Series A preferred stock	(12,000)	(12,837)	4,087,889	1	—	—	12,836	—	—	—	12,837
Deemed dividend on Series A preferred stock	—	7,602	—	—	—	—	(7,602)	—	—	—	(7,602)
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,654,872	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	—	—	100,295	—	—	—	338	—	—	—	338
Issuance of Class A common stock upon conversion of 2026 Convertible Senior Notes	—	—	3,050,750	—	—	—	16,105	—	—	—	16,105
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	—	—	127,466	—	—	—	1,127	—	—	—	1,127
Issuance of Class A common stock under the Equity Financing Program	—	—	6,247,076	1	—	—	21,460	—	—	—	21,461
Issuance of Class A common stock to a wholly owned subsidiary of TPK Holding Co., Ltd. (“TPK”)	—	—	1,000,000	—	—	—	6,150	—	—	—	6,150
Expense related to Volvo warrants	—	—	—	—	—	—	847	—	—	—	847
Share-based compensation, including restructuring costs	—	—	—	—	—	—	(678)	—	—	—	(678)
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(196)	—	—	—	(196)
Other comprehensive loss	—	—	—	—	—	—	—	(159)	—	—	(159)
Net loss	—	—	—	—	—	—	—	—	—	(103,590)	(103,590)
Balance as of June 30, 2025	23,000	$24,210	54,830,075	$5	4,872,578	$1	$2,257,171	$(454)	$(312,477)	$(2,216,425)	$(272,179)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(103,590)	$(256,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,772	14,458
Amortization of operating lease right-of-use assets	3,446	4,230
Amortization of discount on marketable securities	(983)	(1,278)
Loss on marketable securities	90	1,976
Change in fair value of private warrants	—	(985)
Vendor stock in lieu of cash program	5,694	8,448
Amortization of debt discount and issuance costs	3,848	1,618
Inventory write-offs and write-downs	3,426	17,806
Change in the fair value of derivatives	(5,320)	—
Gain or write-off on sale or disposal of property and equipment	238	—
Share-based compensation, including restructuring costs	(1,277)	83,019
Gain on extinguishment of debt	(22,056)	—
Impairment of investments	—	4,000
Gain (loss) from acquisition of EM4	48	(1,752)
Change in product warranty and other	4,657	(2,758)
Changes in operating assets and liabilities:
Accounts receivable	(4,185)	(4,563)
Inventories	(6,863)	(16,098)
Prepaid expenses and other current assets	11,609	(1,793)
Other non-current assets	17,778	(2,915)
Accounts payable	9,354	(1,877)
Accrued and other current liabilities	(7,069)	916
Other non-current liabilities	(15,571)	(5,067)
Net cash used in operating activities	(97,954)	(158,936)
Cash flows from investing activities:
Purchases of marketable securities	(54,154)	(75,051)
Proceeds from maturities of marketable securities	80,760	112,242
Proceeds from sales/redemptions of marketable securities	14,490	3,737
Purchases of property and equipment	(226)	(1,586)
Acquisition of EM4 (net of cash acquired)	242	(3,831)
Proceeds from disposal of property and equipment	305	—
Net cash provided by investing activities	41,417	35,511
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	21,461	35,903
Proceeds from sale of Class A common stock under ESPP	338	800
Proceeds from exercise of stock options	—	407
Payments of employee taxes related to stock-based awards	(196)	(216)
Repurchase of 2026 Convertible Senior Notes	(30,297)	—
Proceeds from issuance of Series A preferred stock, net of issuance costs, discount and commitment fees	31,415	—
Net cash provided by financing activities	22,721	36,894
Net decrease in cash, cash equivalents and restricted cash	(33,816)	(86,531)
Beginning cash, cash equivalents and restricted cash	84,722	140,624
Ending cash, cash equivalents and restricted cash	$50,906	$54,093
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,532	$3,906
Supplemental disclosures of noncash investing and financing activities:
Conversion of 2030 Convertible Notes to Class A common stock	$1,127	$—
Conversion of 2026 Convertible Senior Notes to Class A common stock	$16,105	$—
Conversion of Series A preferred stock to Class A common stock	$12,836	$—
Deemed dividend on Series A preferred stock	$(7,602)	$—
Recognition/(derecognition) of operating lease right-of-use asset and liability	$(7,906)	$3,842
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,388	$876
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
Liquidity
Since inception, the Company has not generated positive cash flows from operating activities and has incurred significant losses from operations. As of June 30, 2025, the Company had an accumulated deficit of $2.2 billion. The Company expects to continue to incur operating losses for at least the foreseeable future due to continued investments in product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
As of June 30, 2025, the Company had cash and cash equivalents totaling $48.2 million and marketable securities of $59.5 million, totaling $107.6 million of total liquidity. For the six months ended June 30, 2025, $98.0 million of cash was used in operations. The Company’s principal sources of liquidity have been proceeds received from issuances of debt and equity. To execute on its strategic initiatives, the Company will continue to require additional capital resources. The Company continues to assess its liquidity position and opportunities for additional capital through issuances of equity securities, including convertible preferred securities, or the incurrence of additional debt. However, the Company may not be able to obtain funding on

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
acceptable terms, or at all. If the Company is unable to raise additional capital when desired, its business, financial condition, and results of operations would be adversely affected.
The Company expects to fund its operations, product and business development initiatives and associated capital expenditures through cash, cash equivalents and marketable securities, issuance of shares of Class A common stock to vendors and third parties for services provided under its stock in lieu of cash program, issuance of Class A common stock under the Equity Financing Program (as defined in Note 12 below) or the issuance of convertible preferred stock under its Series A Preferred Stock Financing Program (see Note 11 below), or any combination of the foregoing. Based on current plans and projections as well as trading dynamics of its Class A common stock, the Company believes its existing sources of liquidity will be sufficient to satisfy its liquidity requirements and enable it to continue to execute its business strategy for at least 12 months from the date of issuance of these condensed consolidated financial statements, though it is reliant for continued access to its Equity Financing Program and Series A Preferred Stock Financing Program.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of June 30, 2025 and December 31, 2024 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Three customers, customer C, customer B and customer A, accounted for 34%, 22% and 10% of the Company’s accounts receivable as of June 30, 2025, respectively. Two customers, customer B and customer A, accounted for 32% and 22% of the Company’s accounts receivable as of December 31, 2024, respectively.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies except as noted below related to issuance of preferred stock during the six months ended June 30, 2025.
Preferred Stock
The preferred stock is recorded outside of permanent equity when its contingently redeemable at the option of the holders upon events that are not solely within the Company’s control, in accordance with ASC 480, Distinguishing Liabilities from Equity. The preferred stock is recorded at proceeds received, net of issuance costs, discount and commitment fee. The carrying amount is accreted to the redemption value over the period from issuance to the earliest redemption date. The resulting accretion is treated as a deemed dividend and recorded as a reduction to retained earnings (or an increase in accumulated deficit), impacting the calculation of net income/(loss) available to common stockholders. The deemed dividend from accretion reduces earnings available to holders of the Company’s common stock in calculating basic and diluted EPS.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 will be effective for the Company for the fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company prospectively early adopted ASU 2024-04 as of January 1, 2025. The Company recorded a gain on extinguishment of $21.5 million as a result of Troubled Debt Restructuring (“TDR”) related to the Exchange Transactions (as defined in Note 8) for the 2026 Convertible Senior Notes (as defined in Note 8), and the extinguishment gain was recorded in the other income (expense), net in the condensed consolidated statements of operations. See Note 8 for additional information.
Recent Accounting Pronouncements Not Yet Effective
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s condensed consolidated financial statements.
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

	Three Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$13,612	87%	$15,764	96%
Asia Pacific	282	2%	16	—%
Europe and Middle East	1,740	11%	671	4%
Total	$15,634	100%	$16,451	100%
Revenue by timing of recognition:
Recognized at a point in time	$11,967	77%	$15,808	96%
Recognized over time	3,667	23%	643	4%
Total	$15,634	100%	$16,451	100%
Revenue by segment:
Autonomy Solutions	$10,305	66%	$9,981	61%
ATS	5,329	34%	6,470	39%
Total	$15,634	100%	$16,451	100%

	Six Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$28,604	83%	$36,101	97%
Asia Pacific	512	1%	97	—%
Europe and Middle East	5,404	16%	1,221	3%
Total	$34,520	100%	$37,419	100%
Revenue by timing of recognition:
Recognized at a point in time	$24,939	72%	$31,112	83%
Recognized over time	9,581	28%	6,307	17%
Total	$34,520	100%	$37,419	100%
Revenue by segment:
Autonomy Solutions	$24,062	70%	$26,301	70%
ATS	10,458	30%	11,118	30%
Total	$34,520	100%	$37,419	100%
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
shipments. Customer advance payments are recognized in revenue as or when control of the performance obligation is transferred to the customer.
The opening and closing balances of contract assets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Contract assets, current	$2,503	$16,199
Contract assets, non-current	—	—
Ending balance	$2,503	$16,199

The significant changes in contract assets balances consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$16,199	$16,603
Amounts billed that were included in the contract assets beginning balance	(13,959)	(3,737)
Contract assets from acquisition of EM4 (See Note 3)	—	1,644
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	263	1,689
Ending balance	$2,503	$16,199
The opening and closing balances of contract liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Contract liabilities, current	$3,070	$1,918
Contract liabilities, non-current	—	—
Ending balance	$3,070	$1,918
The significant changes in contract liabilities balances consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$1,918	$3,932
Revenue recognized that was included in the contract liabilities beginning balance	(1,332)	(2,980)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	2,484	966
Ending balance	$3,070	$1,918
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $6.3 million as of June 30, 2025 and includes amounts within contract liabilities. The Company expects to recognize approximately 100% of this revenue over the next 12 months.
Note 5. Restructuring
On May 3, 2024, the Company announced a restructuring plan (“2024 Restructuring Plan”), including a reduction in its workforce by approximately 20%. On September 20, 2024, the Company announced additional actions under the 2024 Restructuring Plan that included a cumulative reduction in workforce of approximately 30% of the Company’s full-time employees since the beginning of 2024. On May 15, 2025, the Company began executing additional restructuring efforts (“2025 Restructuring Plan”), including a reduction in its workforce. The actions associated with the 2025 Restructuring Plan commenced immediately and are expected to be substantially complete by the end of 2025. By June 30, 2025, the reduction in workforce actions resulted in the termination of 257 employees. Separation costs associated with the 2025 Restructuring Plan amounted to $1.2 million and $1.2 million during the three and six months ended June 30, 2025, respectively, have been included as restructuring costs in the condensed consolidated statement of operations.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the restructuring charges for the 2024 Restructuring Plan and the 2025 Restructuring Plan as of June 30, 2025.

Severance Expense
Balance as of December 31, 2024	$772
Restructuring charges	1,244
Cash payments	(1,715)
Non-cash charges	(43)
Balance payable and accrued liabilities as of June 30, 2025	$258
The entire balance payable of $0.3 million relates to the Autonomy Solutions segment.
Note 6. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$15,363	$—	$—	$15,363
Commercial paper	9,899	—	—	9,899
Corporate bonds	37,410	30	(9)	37,431
Total debt securities	$62,672	$30	$(9)	$62,693
Included in cash and cash equivalents	$6,302	$1	$—	$6,303
Included in marketable securities	$56,370	$29	$(9)	$56,390

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,933	$22	$—	$10,955
Commercial paper	19,067	7	—	19,074
Corporate bonds	81,207	166	(16)	81,357
Certificate of deposits	1,561	—	—	1,561
Total debt securities	$112,768	$195	$(16)	$112,947
Included in cash and cash equivalents	$16,280	$5	$—	$16,285
Included in marketable securities	$96,488	$190	$(16)	$96,662
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$—	$14,064	$—	$—
Corporate bonds	(9)	17,108	(16)	31,546
Total	$(9)	$31,172	$(16)	$31,546

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	Condensed Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Money market funds(1)	Cash and cash equivalents	$18,451	$17,730
Marketable equity investments(1)	Marketable securities	3,075	3,165
Investment in non-marketable securities(2)	Other non-current assets	10,000	10,000
Total		$31,526	$30,895
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
In July 2024, the Company and Forterra entered into the Fourth Amended and Restated Limited Liability Company Agreement, pursuant to which the 1,495 Class A Preferred Units issued and outstanding were converted into 3,459 Class A Common Units.
In May 2025, the Company and Forterra entered into the Unit Repurchase Agreement pursuant to which Forterra repurchased 3,459 Class A Common Units for a price per unit of $840.63 for an aggregated purchase price of $2.9 million. The gain on sale of equity investment was recorded in other income (expense), net in the condensed consolidated statements of operations.
Note 7. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$23,412	$48,825
Money market funds	18,451	17,730
U.S. treasury securities	1,299	5,519
Commercial paper	—	9,967
Corporate bonds	5,004	799
Total cash and cash equivalents	$48,166	$82,840
Inventory
Inventory comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$11,870	$6,932
Work-in-process	1,025	3,917
Finished goods	5,152	4,059
Total inventories, net	$18,047	$14,908
The Company’s inventory write-downs were $1.2 million and $3.4 million for the three and six months ended June 30, 2025 and $0.9 million and $17.8 million for the three and six months ended June 30, 2024, respectively. The write-downs were primarily due to obsolescence charges as a result of changes in product design, lower of cost or market assessment, yield losses, and other adjustments.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$6,842	$8,321
Contract assets	2,503	16,199
Advance payments to vendors	2,045	274
Other receivables	9,063	6,704
Total prepaid expenses and other current assets	$20,453	$31,498
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$63,148	$62,982
Computer hardware and software	8,467	8,404
Land	1,001	1,001
Leasehold improvements	22,620	22,620
Vehicles, including demonstration fleet	2,237	2,139
Furniture and fixtures	398	398
Construction in progress	1,630	887
Total property and equipment	99,501	98,431
Accumulated depreciation	(52,858)	(46,150)
Total property and equipment, net	$46,643	$52,281
Property and equipment capitalized under finance lease were not material.
Depreciation expense associated with property and equipment was $3.3 million and $6.7 million for the three and six months ended June 30, 2025, and $5.4 million and $12.5 million for the three and six months ended June 30, 2024, respectively.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design, including evaluating its sourcing strategies to reduce per unit sensor manufacturing costs. In 2023, the Company finalized and committed to a change in sourcing of certain sub-assemblies and components from one supplier to another, which required the Company to abandon certain equipment located at the legacy supplier. As a result, the Company reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $0.1 million and $0.3 million of incremental accelerated depreciation charges in the three and six months ended June 30, 2025, respectively.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

	June 30, 2025	December 31, 2024
Beginning of the period	$15,556	$22,994
Additions	—	—
Amortization	(2,063)	(4,188)
Impairment	—	(3,250)
End of the period	$13,493	$15,556

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022, and acquisition of certain assets from Solfice in June 2022 and Seagate in January 2023. The components of intangible assets were as follows (in thousands):

	June 30, 2025					December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(2,702)	$—	$1,028	3.2	$3,730	$(2,295)	$—	$1,435	3.2
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(526)	—	94	0.8	620	(464)	—	156	1.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	21,400	(9,029)	—	12,371	4.4	21,400	(7,435)	—	13,965	4.9
IPR&D	6,250	—	(6,250)	—	—	6,250	—	(6,250)	—	—
Total intangible assets	$32,780	$(13,037)	$(6,250)	$13,493	4.3	$32,780	$(10,974)	$(6,250)	$15,556	4.7
(1) See below for discussions related to impairment charges.
Amortization expense related to intangible assets was $1.0 million and $2.1 million for the three and six months ended June 30, 2025 and $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):

Period	Expected Future Amortization Expense
2025 (remaining six months)	$2,064
2026	3,479
2027	3,263
2028	1,771
2029	1,635
Thereafter	1,281
Total	$13,493
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2024	$1,750	$2,244	$3,994
Impairment of goodwill related to Freedom Photonics	—	—	—
Balance as of June 30, 2025	$1,750	$2,244	$3,994
Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $15.9 million. No impairment charge has been recorded by the Autonomy Solutions reportable segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Security deposits	$1,457	$2,285
Non-marketable equity investment (see Note 6 for additional information)	10,000	10,000
Prepaid expenses non-current	2,095	3,587
Other non-current assets	350	804
Total other non-current assets	$13,902	$16,676
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$7,241	$10,284
Accrued expenses	8,362	10,334
Warranty reserves	3,852	850
Contract liabilities	3,070	1,918
Accrued interest payable and other liabilities	9,376	8,181
Total accrued and other current liabilities	$31,901	$31,567
During the three and six months ended June 30, 2025, the Company recorded $0.4 million and $0.5 million, and $10.2 million and $12.5 million for the three and six months ended June 30,2024, respectively, in cost of sales (services) for estimated losses expected to be incurred on NRE service projects with certain customers. The estimated contract losses recorded during the three and six months ended June 30, 2025 were primarily driven by changes in scope of project deliverables agreed upon with a customer.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
price equal to 100% of the principal amount of the 2026 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders of the 2026 Convertible Senior Notes may convert their 2026 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the 2026 Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of June 30, 2025, the conditions allowing holders of the 2026 Convertible Senior Notes to convert were not met.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Notes, net of the cash payment received from the investors. The extinguishment gain was recorded in other income (expense), net in the condensed consolidated statements of operations.
In March 2025, the Company entered into separate, individually negotiated private exchange agreements with certain holders of the Company’s 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “March 2025 Exchanged Notes”) for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the March 2025 Exchanged Notes (such exchanges, collectively, the “March 2025 Exchange Transactions”). The Company canceled the March 2025 Exchanged Notes received in the March 2025 Exchange Transactions.
The March 2025 Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of March 2025 Exchanged Notes, commencing on March 25, 2025. The number of shares of Class A common stock issued for each $1,000 principal amount of March 2025 Exchanged Notes in each tranche was based on a formula set forth in the Exchange Agreements. As of March 28, 2025, which was the final settlement date of the March 2025 Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the March 2025 Exchange Transactions. The Company did not receive any cash proceeds from the March 2025 Exchange Transactions and did not pay cash to the lenders.
In May 2025, the Company entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of the Company’ 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “May 2025 Exchanged Notes”) for an aggregate of 1,098,931 newly issued shares of the Company’s Class A common stock (the “May 2025 Exchange Transactions”) and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes (the “Repurchased Notes”) for an aggregate of $30.3 million in cash (the “Repurchase Transaction”), in each case, inclusive of accrued and unpaid interest on the May 2025 Exchanged Notes and Repurchased Notes.
As a result of March 2025 and May 2025 Exchange Transactions and Repurchase Transaction, during the three and six months ended June 30, 2025, the Company recognized $15.3 million and $21.5 million gain on debt extinguishment as a result of TDR, respectively, which represented the difference between the carrying value of the 2026 Convertible Senior Notes and fair value of the Class A common stock issued and amount of legal fees incurred. The extinguishment gain was recorded in other income (expense), net in the condensed consolidated statements of operations.
The net carrying amount of the 2026 Convertible Senior Notes was as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$134,883	$203,083
Unamortized debt discount and issuance costs	(1,026)	(2,068)
Net carrying amount	$133,857	$201,015
The following table sets forth the interest expense recognized related to the 2026 Convertible Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$508	$1,948	$1,130	$3,896
Amortization of debt discount and issuance costs	212	809	470	1,618
Total interest expense	$720	$2,757	$1,600	$5,514
The remaining term over which the debt discount and issuance costs will be amortized is 1.5 years. Contractual interest expense is reflected as a component of other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024, respectively.
Senior Notes
On August 8, 2024, the Company issued $100.0 million aggregate principal amount of Senior Notes in a private placement (the “Note Purchase”). At the time of the issuance, the fair value of the Senior Notes was $97.0 million, resulting in a debt discount of $3.0 million.
The Senior Notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Senior Notes will bear floating

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
interest at a rate equal to Term SOFR plus 9.0%, subject to a Term secured overnight financing rate (“SOFR”) floor of 3.0%, resulting in an effective interest rate of 15.0% as of June 30, 2025. Interest is payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.
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
The Company recognized interest expense of $3.6 million and $7.1 million for the Senior Notes during the three and six months ended June 30, 2025, respectively, which included $0.3 million and $0.5 million from the amortization of debt discount and issuance costs, respectively.
The net carrying amount of the Senior Notes was as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	(4,054)	(4,501)
Net carrying amount	$95,946	$95,499
The remaining term over which the debt discount and issuance costs will be amortized is 3.1 years.
The Company estimated the fair value of the Senior Notes using a binomial model as of August 8, 2024, with the following valuation inputs: payment interest rate of 12.4% - 14.3%, effective borrowing rate of 14.4%, interest rate volatility of 23.0%.
The Company estimated the fair value of the Senior Notes using a binomial model as of June 30, 2025, with the following valuation inputs: payment interest rate of 17.8% - 16.0%, effective borrowing rate of 13.3%, interest rate volatility of 30.4%.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
respectively, and will be amortized as interest expense over the contractual terms of the 2030 Convertible Notes based on the effective interest rates of 16.3% and 16.3%, respectively.
There were no Series 2 Notes converted by the holders during the three months ended June 30, 2025. During the six months ending June 30, 2025, $2.0 million in aggregate principal amount of Series 2 Notes were converted by the holders. The Company issued 127,466 shares of the Class A common stock to settle such conversion. During the six months ended June 30, 2025, the Company recognized a debt extinguishment gain of $0.6 million on such conversions which was recorded in other income (expense), net in the condensed consolidated statements of operations.
The Company recognized interest expense of $1.7 million and $6.2 million for the Series 1 Notes and Series 2 Notes, respectively, during the three months ended June 30, 2025, which included $0.5 million and $1.0 million, respectively, from the amortization of debt discount and issuance costs. The Company recognized interest expense of $3.4 million and $12.4 million for the Series 1 Notes and Series 2 Notes, respectively, during the six months ended June 30, 2025, which included $0.9 million and $2.0 million, respectively, from the amortization of debt discount and issuance costs.
The net carrying amount of the 2030 Convertible Notes was as follows (in thousands):

	June 30, 2025		December 31, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Principal	$55,245	$181,453	$55,245	$183,453
Unamortized debt discount and issuance costs	(12,876)	(27,967)	(13,800)	(30,306)
Net carrying amount	$42,369	$153,486	$41,445	$153,147
The remaining term over which the debt discount and issuance costs will be amortized is 4.5 years.
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
The following table shows the estimated fair value of the derivative liabilities and the change in fair value:

	June 30, 2025		June 30, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Derivative liability, beginning of period	$3,242	$6,168	$—	$—
Change in fair value	(1,713)	(3,607)	—	—
Decrease of derivative liability upon exercise of conversion option	—	(69)	—	—
Derivative liability, end of period	$1,529	$2,492	$—	$—
The Company estimated the fair value of the 2030 Convertible Notes and derivative liability using a binomial model, with the following valuation inputs:

	Series 1 Notes		Series 2 Notes
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Conversion price	$21.81	$21.81	$36.35	$36.35
Risk-free rate	3.70%	4.30%	3.70%	4.30%
Effective borrowing rate	39.50%	10.75%	39.50%	10.75%
Volatility	70.00%	50.00%	70.00%	50.00%
Stock price	$2.87	$5.38	$2.87	$5.38
Payment interest rate	9.00%	9.00%	11.50%	11.50%
Redemption price	$28.35	$28.35	$47.25	$47.25
Credit Facility
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of June 30, 2025.
Note 9. Fair Value Measurements
As of June 30, 2025, the Company carried cash equivalents, marketable investments, bifurcated derivatives associated with the 2030 Convertible Notes and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 13 for further information on the Company’s fixed value equity awards.
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
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The fair value of Private Warrants was at de minimis as of June 30, 2025 and December 31, 2024.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,451	$—	$—	$18,451
U.S. treasury securities	1,299	—	—	1,299
Corporate bonds	—	5,004	—	5,004
Total cash equivalents	$19,750	$5,004	$—	$24,754
Marketable investments:
U.S. treasury securities	$14,064	$—	$—	$14,064
Commercial paper	—	9,899	—	9,899
Corporate bonds	—	32,427	—	32,427
Marketable equity investments	3,075	—	—	3,075
Total marketable investments	$17,139	$42,326	$—	$59,465
Liabilities:
Derivative liability	$—	$—	$(4,021)	$(4,021)

	Fair Value Measured as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,730	$—	$—	$17,730
U.S. treasury securities	5,519	—	—	5,519
Commercial paper	—	9,967	—	9,967
Corporate bonds	—	799	—	799
Total cash equivalents	$23,249	$10,766	$—	$34,015
Marketable investments:
U.S. treasury securities	$5,436	$—	$—	$5,436
Certificate of deposits	—	1,561	—	1,561
Commercial paper	—	9,107	—	9,107
Corporate bonds	—	80,558	—	80,558
Marketable equity investments	3,165	—	—	3,165
Total marketable investments	$8,601	$91,226	$—	$99,827
Liabilities:
Derivative liability	$—	$—	$(9,410)	$(9,410)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company’s outstanding 2026 Convertible Senior Notes was $85.1 million and $93.6 million, respectively. The fair value was determined based on the quoted price of the 2026 Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 8 for further information on the Company’s 2026 Convertible Senior Notes.
As of June 30, 2025, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2030 Convertible Notes, excluding the bifurcated derivative liabilities value was $22.4 million and $83.7 million, respectively. As of December 31, 2024, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2030 Convertible Notes, excluding the bifurcate derivative liabilities value was $52.1 million and $190.8 million, respectively. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Senior Notes was $98.9 million and $111.0 million, respectively. The fair value was determined based on a binomial lattice model and have been classified as Level 3 in the fair value hierarchy. See Note 8 for further information on these notes.
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
Note 10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potentially dilutive securities outstanding during the period, using the treasury stock method for the employee equity incentive plans and stock-based awards, and the if-converted method for the 2026 Convertible Senior Notes and 2030 Convertible Notes. If the Company reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive. The Company computes earnings (loss) per share using the two-class method for its Class A and Class B common stock. Earnings (loss) per share is the same for both Class A and Class B common stock since they are entitled to the same liquidation and dividend rights.
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(22,899)	$(130,607)	$(103,590)	$(256,321)
Less: Deemed dividend on Series A preferred stock	(7,602)	—	(7,602)	—
Net loss attributable to common stockholders	$(30,501)	$(130,607)	$(111,192)	$(256,321)
Denominator:
Weighted average common shares outstanding—Basic and diluted	49,087,995	30,242,540	45,608,362	29,274,792
Net loss per share attributable to common stockholders —Basic and diluted	$(0.62)	$(4.32)	$(2.44)	$(8.76)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of June 30, 2025 because including them would have been antidilutive or related contingencies on issuance of shares had not been met for the as of June 30, 2025:

June 30, 2025
Warrants	383,836
Stock-based awards—Equity classified	1,943,655
Stock-based awards—Liability classified	5,624,311
Vendor stock-in-lieu of cash program	1,022,067
Series 1 Notes	2,533,361
Series 2 Notes	4,992,516
2026 Convertible Senior Notes	450,037
Series A preferred stock	9,336,310
Earn-out shares	573,780
Total	26,859,873
Note 11. Preferred Stock
Series A Preferred Stock Financing
On May 19, 2025, the Company entered into a securities purchase agreement (the “Series A Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), to the investors at a purchase price of $960.00 per share, subject to the satisfaction of certain conditions upon each closing. The initial offering for 35,000 shares (the “Preferred Shares”) of Series A Preferred Stock was closed on May 22, 2025 (the “First Closing”), for net proceeds to the Company of $33.6 million, before deducting placement agent fees and other offering expenses. As the closing, the Company also issued the lead investor 505,051 shares of the Company’s Class A common stock as a commitment fee pursuant to the Series A Purchase Agreement.
The Company’ Series A Preferred Stock is redeemable at the option of the Company, upon the payment in full of certain Company debt or the occurrence of a “Fundamental Transaction”, each as described below. The Series A Preferred Stock is redeemable at the option of the holders following a period of time after the maturity date of the First Lien Notes and the Second Lien Notes or in connection with a Fundamental Transaction, each as described below, and is classified as mezzanine. The Series A Preferred stock was initially recorded at fair value upon issuance in the amount of $29.4 million, net of issuance cost, commitment fee and discount. As of June 30, 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of 12,000 shares of Series A Preferred Stock into 4,087,889 shares of Class A common stock.
In connection with the First Closing, the Company designated 254,000 shares of its authorized and unissued preferred stock as Series A Preferred Stock and established voting and other relative rights, powers and preferences of the Series A Preferred Stock and the qualification, limitations and restrictions thereof pursuant to the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), as summarized below:
Ranking
The Series A Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all of the Company’s capital stock, unless the Required Holders (as defined in the Certificate of Designations) consent to the creation of other capital stock that is senior or equal in rank to the Series A Preferred Stock.
Liquidation Preference
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, before any payment or distribution is made to holders of Class A common stock, an amount per share on an as converted basis.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Dividends
The holders of Series A Preferred Stock will be entitled to receive dividends on the stated value of their shares of Series A Preferred Stock from and after the occurrence of any “Triggering Event” (as defined in the Certificate of Designations) and during the continuance of the Triggering Event. A Triggering Event includes, but not limited to: suspension from trading or failure of the Class A common stock to be trading or listed within certain time periods; failure to issue conversion shares within certain time periods; failure to pay dividends on any dividend date; and certain bankruptcy or insolvency events. Any such dividends are payable “in kind”, in the form of additional shares of Series A Preferred Stock, quarterly in arrears at the dividend rate of 18% per annum.
Conversion Rights
Each share of Series A Preferred Stock is convertible, at the option of the holder, into shares of Class A common stock at a conversion price equal to the lesser of (i) a fixed price of $4.752 and (ii) 95% of the lowest volume weighted average price (“VWAP”) over the five trading days immediately preceding the conversion date, subject to a floor price of $0.792. The conversion price is subject to adjustment for stock split, combinations, dividends, and similar events. When the effective conversion price is determined based on subclause (ii) above, it is in substance a share-settled redemption feature since the investors would receive a determinable payoff on their investment in the Series A Preferred Stock. As of June 30, 2025, the redemption feature was exercisable because the effective conversion price was determined by subclause (ii) above. Therefore, as of June 30, 2025, it was probable that the Series A Preferred Stock would become redeemable. Accordingly, the carrying amount of the Series A Preferred Stock was required to be accreted to its redemption value. During the three and six months ended June 30, 2025, the Company recorded $7.6 million in deemed dividends, representing the accretion of the Series A Preferred Stock to the redemption value, which reduced earnings attributable to the Class A common stockholders.
Conversions are subject to certain limitations (i) a beneficial ownership cap of 4.99% of outstanding common stock; (ii) a monthly conversion cap equal to the greater of $12.5 million or 12.5% of the aggregate daily dollar trading volume on Nasdaq during the months (unless a Triggering Event has occurred or conversion is at the fixed price); and (iii) a cap on issuances of common stock without shareholder approval under applicable Nasdaq rules, which approval was obtained on July 3, 2025.
Voting Rights
Except as provided in the Certificate of Designations or as otherwise required by law, holders of the Series A Preferred Stock will vote as a single class with the holders of Class A common stock (and any other class or series of capital stock of the Company that votes as a single class with the holders of the Class A common stock) on an “as converted” basis on all matters submitted to a vote of stockholders of the Company; provided, however, that (i) holders of the Series A Preferred Stock are not entitled to vote on any proposal to approve the issuance of Class A common stock pursuant to the Certificate of Designations in excess of the exchange cap and (ii) no holder of the Series A Preferred Stock will have the power to vote any shares beneficially owned or that may be deemed to be beneficially owned by such holder in excess of the maximum percentage.
Transfer Restrictions
A holder may not transfer all or any portion of its shares of Series A Preferred Stock without the Company’s express prior written consent, except to an affiliate of such holder or to the Company.
Company Optional Redemption
At any time at or after the repayment in full of the Company’s Floating Rate Senior Secured Notes due 2028 (the “First Lien Notes”) and the Company’s Convertible Second Lien Senior Secured Notes due 2030 (the “Second Lien Notes”), the Company has the right to redeem all or some of the then outstanding shares of Series A Preferred Stock at a cash redemption price equal to the stated value ($1,000 per share) of such shares, subject to the satisfaction of certain conditions set forth in the Certificate of Designations.
Company Optional Redemption in Connection with a Fundamental Transaction
In connection with any Fundamental Transaction (as described below), the Company has the right to redeem all, and not less than all, of the Series A Preferred Stock then outstanding at a cash redemption price equal to a 105% redemption premium to the stated value of the Series A Preferred Stock being redeemed (such price, the “Fundamental Transaction Redemption Price”), subject to the satisfaction of certain conditions set forth in the Certificate of Designations, including the prior repayment in full of the First Lien Notes and the Second Lien Notes.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Redemption at the Option of the Holders
At any time beginning on or after the later of the date that is 181 days after the maturity date of the First Lien Notes and the Second Lien Notes, a holder of Series A Preferred Stock may require the Company to repurchase all or any portion of the holder’s Series A Preferred Stock at the stated value of such shares.
Repurchase at the Option of the Holders Upon a Fundamental Transaction
In connection with a Fundamental Transaction, a holder of Series A Preferred Stock may require the Company to repurchase all or any portion of the holder’s Series A Preferred Stock at a 105% redemption premium, subject to the prior repayment in full of the First Lien Notes and the Second Lien Notes.
Purchase Rights
If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of Class A common stock (the “Purchase Rights”), then each holder of Series A Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Class A common stock acquirable upon complete conversion of all the Series A Preferred Stock held by such holder immediately prior to the date as of which the record holders of shares of Class A common stock are to be determined for the grant, issue or sale of such Purchase Rights, subject to certain limitations on beneficial ownership.
Fundamental Transactions
The Certificate of Designations prohibits the Company from entering into specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) (each, a “Fundamental Transaction”) unless the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Certificate of Designations and the other Transaction Documents (as defined in the Certificate of Designations) and the successor entity is a publicly traded corporation listed on an eligible market or else the Company redeems the then outstanding Series A Preferred Stock in full in connection with the Fundamental Transaction.
Covenants
The Certificate of Designations contains a variety of obligations on the Company’s part not to engage in specified activities. In particular, the Company will not, and will cause its subsidiaries to not, redeem, repurchase or declare or pay any cash dividend or distribution on any of the Company’s capital stock (other than as required under the Certificate of Designations or permitted under the indentures governing the First Lien Notes and the Second Lien Notes); incur any indebtedness or any liens (other than any indebtedness or any liens permitted under the indenture governing the Second Lien Notes); or enter into or consummate any transaction for any variable price securities (other than sales of shares pursuant to the Company’s existing “at-the-market” facility and certain other exclusions). In addition, the Company will not issue any preferred stock or issue any other securities that would cause a breach or default under the Certificate of Designations.
Reservation Requirements
So long as any shares of Series A Preferred Stock remain outstanding, the Company has agreed to at all times reserve a number of shares of Class A common stock equal to the sum of (i) 100% of the aggregate number of shares of Class A common stock as shall from time to time be necessary to effect the conversion of all of the Series A Preferred Stock then outstanding at the Floor Price then in effect (without regard to any limitations on conversions) and (ii) 100% of the aggregate number of shares of Class A common stock that would be necessary to effect the conversion of that number of shares of Series A Preferred Stock equal to 18 months of dividends on the Series A Preferred Stock then outstanding at the floor price then in effect (without regard to any limitations on conversions).
Note 12. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of June 30, 2025, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of June 30, 2025, the Company had 54,830,075 shares issued and 53,372,512 shares outstanding of Class A common stock, and 4,872,578 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
automatically convert upon sale or transfer, except for certain transfers specified in the Company’s Second Amended and Restated Certificate of Incorporation.
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
The Company issued 6,177,023 shares and 6,247,076 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2025 for net proceeds of $21.1 million and $21.5 million, respectively. As of June 30, 2025, the amount available for sale under the 2024 Sales Agreement was $187.4 million.
Private Warrants
As of December 31, 2024, the number of shares of Class A common stock issuable upon exercise of the outstanding Private Warrants were 111,218 shares. No Private Warrants were exercised during the three and six months ended June 30, 2025. The Private Warrants expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $172.50 per share.

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
During the six months ended June 30, 2025, the Company issued 1,000,000 shares of Class A common stock to an affiliate of a Company vendor, TPK Holding Co., Ltd. (“TPK”), under the Stock-in-lieu of Cash Program. The shares were issued as consideration for service to be rendered or other payment obligations over the next several fiscal quarters, pursuant to contractual arrangements between the Company and TPK.
As of June 30, 2025, the Company had a total of $3.4 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the six months ended June 30, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	2,632	$91.05
Granted	1,000,000	6.15
Vested	(1,000,000)	6.15
Unvested shares as of June 30, 2025	2,632	91.05
Note 13. Stock-based Compensation
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2024	412,207	$24.84	4.68	$—
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(29,408)	25.05
Outstanding as of June 30, 2025	382,799	24.83	4.35	—
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
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the six months ended June 30, 2025 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	1,765,668	$56.60	864	$231.30
Granted	1,922,492	5.21	—	—
Forfeited	(463,129)	38.72	—	—
Vested	(1,690,672)	21.50	—	—
Outstanding as of June 30, 2025	1,534,359	36.28	864	231.30
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
Freedom Photonics Awards
As part of the Freedom Photonics acquisition in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. As of June 30, 2025, it is probable that the remaining conditions will be met for an amount equal to approximately $4.5 million of post combination compensation.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management Awards
Activity of the Company’s management awards that include market conditions for the six months ended June 30, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	915,830	$106.99
Granted	—	—
Forfeited	(549,831)	117.99
Vested	—	—
Outstanding as of Change in units based on performance	(216,000)	138.00
Outstanding as of June 30, 2025	149,999	22.03
During the six months ended June 30, 2025, the Company recorded a reversal of $34.7 million of share based compensation expense in general and administrative in the condensed consolidated statements of operations as a result of the termination of the former CEO.
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$1,361	$298	$2,652	$3,693
Research and development	4,792	16,378	11,129	30,862
Sales and marketing	2,109	3,557	3,275	8,780
General and administrative	(28,908)	16,846	(18,274)	38,209
Stock-based compensation related to restructuring	(11)	1,412	(59)	1,412
Total	$(20,657)	$38,491	$(1,277)	$82,956
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity Classified Awards:
Stock options	$—	$106	$—	$368
RSUs	9,844	25,640	22,329	56,979
Management awards	(32,579)	5,699	(27,033)	11,415
ESPP	117	135	320	499
Stock-based compensation related to restructuring	(11)	1,412	(59)	1,412
Liability Classified Awards:
Equity-settled fixed value	1,411	3,901	3,339	7,914
Freedom Photonics	561	(127)	1,116	2,087
Other	—	1,725	(1,289)	2,282
Total	$(20,657)	$38,491	$(1,277)	$82,956
Note 14. Income Taxes
Provision for income taxes for the three and six months ended June 30, 2025, was $0.2 million and $0.3 million, respectively. The effective tax rate was (0.7)% and (0.3)% for the three and six months ended June 30, 2025, respectively. Provision for income taxes for the three and six months ended June 30, 2024, was $(0.6) million and $21,000, respectively. The effective tax rate was 0.4% and —% for the three and six months ended June 30, 2024, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented and taxes on foreign earnings.

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
In April 2025, the Company terminated a non-cancellable operating lease located in Sunnyvale, California. The lease was originally scheduled to expire in November 2028. In connection with the termination, the Company made a payment of $1.2 million as a termination fee. As a result of the lease termination, the Company derecognized the related right-of-use asset and liability, resulting in a loss on lease termination of $8.3 million was recorded in other income (expense), net in the condensed consolidated statements of operations.
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,926	$2,948	$4,335	$5,669
Variable lease cost	240	331	490	658
Total operating lease cost	$2,166	$3,279	$4,825	$6,327
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(4,753)	$(5,213)
Recognition/(derecognition) of right-of-use asset in exchange for lease obligations:
Operating leases	$(7,906)	$3,842
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$20,127	$31,479
Operating lease liabilities:
Operating lease liabilities, current	$7,572	$10,049
Operating lease liabilities, non-current	14,406	24,083
Total operating lease liabilities	$21,978	$34,132
Weighted average remaining terms were as follows (in years):

	June 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	3.88	4.20

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Weighted average discount rates were as follows:

	June 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	6.66%	6.25%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending March 31,
2025 (remaining six months)	$3,840
2026	7,308
2027	6,274
2028	3,417
2029	1,506
Thereafter	2,555
Total lease payments	24,900
Less: imputed interest	(2,922)
Total leases liabilities	$21,978
Note 16. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $93.7 million as of June 30, 2025.
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
Johnson v. Luminar Technologies, Inc., et al.
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed a second amended complaint. Defendants filed a motion to dismiss the second amended complaint on August 22, 2024, and the motion was granted on December 12, 2024. Plaintiff filed a third amended complaint and Defendants filed their motion to dismiss the third amended complaint on February 24, 2025. The Company intends to continue to vigorously defend the litigation. The Company presently does not expect this matter to have a material adverse impact on the Company’s financial results and did not accrue anything related to this matter as of June 30, 2025. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the same purported wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
Yskollari v. Luminar Technologies, Inc., et al.
On July 23, 2025, a putative class action styled Yskollari v. Luminar Technologies, Inc., et al., Case No. Case 6:25-cv-01384, was filed in the United States District Court for the Middle District of Florida, against the Company and former and current employees. The suit asserts purported claims on behalf of purchasers of the Company’s securities between March 20, 2025, and May 14, 2025 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the former CEO’s conduct and seeks compensatory damages. The Company intends to vigorously defend the litigation.
Note 17. Segment and Customer Concentration Information
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s condensed consolidated balances are as follows (in thousands):

Three Months Ended June 30, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$8,780	$3,187	$11,967
Services	1,525	2,142	3,667
Intersegment revenue	—	3,706	3,706
	10,305	9,035	19,340
Reconciliation of revenue
Elimination of intersegment revenue			(3,706)
Total revenue			15,634
Less:
Depreciation and amortization	3,614	749	4,363
Other segment items (a)	41,841	12,615	54,456
Operating loss	$(35,150)	$(4,329)	$(39,479)
Reconciliation of profit or loss
Other income (expense), net			16,730
Loss before provision for income taxes			$(22,749)

Other significant items:
Total assets	$220,602	$44,885	$265,487
Inventory	$13,766	$4,281	$18,047
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$12,696	$3,043	$15,739
Services	(2,715)	3,427	712
Intersegment revenue	—	5,165	5,165
	9,981	11,635	21,616
Reconciliation of revenue
Elimination of intersegment revenue			(5,165)
Total revenue			16,451
Less:
Depreciation and amortization	5,646	744	6,390
Other segment items (a)	123,284	19,664	142,948
Operating loss	$(118,949)	$(8,773)	$(127,722)
Reconciliation of profit or loss
Other income (expense), net			(3,451)
Loss before provision for income taxes			$(131,173)

Other significant items:
Total assets	$334,988	$46,821	$381,809
Inventory	$9,255	$4,771	$14,026
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$18,740	$6,199	$24,939
Services	5,322	4,259	9,581
Intersegment revenue	—	6,916	6,916
	24,062	17,374	41,436
Reconciliation of revenue
Elimination of intersegment revenue			(6,916)
Total revenue			34,520
Less:
Depreciation and amortization	7,282	1,490	8,772
Impairment of goodwill and intangible assets	—	—	—
Other segment items (a)	119,410	25,005	144,415
Operating loss	$(102,630)	$(9,121)	$(111,751)
Reconciliation of profit or loss
Other income (expense), net			8,458
Loss before provision for income taxes			$(103,293)

Other significant items:
Total assets	$220,602	$44,885	$265,487
Inventory	$13,766	$4,281	$18,047
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$26,986	$4,055	$31,041
Services	(685)	7,063	6,378
Intersegment revenue	—	10,676	10,676
	26,301	21,794	48,095
Reconciliation of revenue
Elimination of intersegment revenue			(10,676)
Total revenue			37,419
Less:
Depreciation and amortization	13,074	1,384	14,458
Impairment of goodwill and intangible assets	—	—	—
Other segment items (a)	257,194	29,934	287,128
Operating loss	$(243,967)	$(9,524)	$(253,491)
Reconciliation of profit or loss
Other income (expense), net			(2,809)
Loss before provision for income taxes			$(256,300)

Other significant items:
Total assets	$334,988	$46,821	$381,809
Inventory	$9,255	$4,771	$14,026
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 34% and 22%, respectively, of the Company’s revenue for the three months ended June 30, 2025. Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 38% and 21%, respectively, of the Company’s revenue for the six months ended June 30, 2025. One customer, customer B of the Autonomy Solutions Segment, accounted for 61% of the Company’s revenue for the three months ended June 30, 2024. One customer, customer B of Autonomy Solutions segment, accounted for 53% of the Company’s revenue for the six months ended June 30, 2024. A vast majority of the Company’s long-lived assets are located in North America.
Note 18. Subsequent Events
Deferred Taxes
On July 4, 2025, President Trump signed the One, Big, Beautiful, Bill (OBBB) Act, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act (TCJA) and the introduction of new provisions. Examples include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of US research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The company has done a preliminary analysis of the changes impacting the Company’s business and has determined that the aggregate impact would not be significant. As a result of the Company’s valuation allowance, any changes to the Company’s deferred tax assets would not have a material impact to the quarterly financials. The Company will continue to assess the tax accounting impacts, as well as the various state

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
legislation and conformity rules, as more information is made available and will record the tax impact, if any, in the third quarter of 2025.
Conversion of Series A Preferred Stock
In July 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of additional 16,000 shares of Series A Preferred Stock into 6,104,645 shares of Class A common stock.
Equity Financing Program
In July 2025, the Company issued 2,345,520 shares of Class A common stock under the Equity Financing Program for net proceeds of $6.9 million.
Vendor Share Issuance
On July 29, 2025, the Company issued 1,600,000 shares of Class A common stock to an affiliate of a Company vendor, TPK Holding Co., Ltd. (“TPK”), for services to be rendered or other payment obligations over the next several fiscal quarters under contractual arrangements between the Company and TPK.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2024 Annual Report, those discussed under the caption, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 20, 2025, and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
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
We achieved start of production (“SOP”) for Volvo Cars at the manufacturing facility in Mexico in 2024 and began shipping production LiDAR sensors for the Volvo EX90. Through the second quarter of 2025, we continued to meet all key deliverables for our customer’s production ramp.
We continually evaluate opportunities for optimizing our manufacturing and product design processes, including evaluating our sourcing strategies to reduce future per unit sensor manufacturing costs. In 2023, we commenced a change in sourcing of certain sub-assemblies and components from one supplier to another and our expected transition to new suppliers has essentially been completed. In 2024, we commenced a change in sourcing of final assembly of components from one contract manufacturer to another. This effort included taking scaled down or production downtime at the dedicated manufacturing facility in Mexico. Our continuing optimization of our manufacturing and product design processes may impact estimated useful lives or carrying values of additional property, plant and equipment or other assets.
Business Updates
As part of our ongoing strategic review and focus on operational efficiency, we initiated the wind-down of our data and insurance businesses. The wind-down is expected to be substantially completed in the end of 2025. We do not expect these changes to impact our ability to deliver on our core customer programs or product commitments.
The wind-down of the data business is expected to result in a reduction in total revenue of approximately $16.0 million on a full-year run-rate basis. The revenue impact from the wind-down of the insurance business is not material. We expect the exit of both these businesses will reduce our operating expenses by approximately $23.0 million on a full-year run-rate basis starting in fourth quarter of 2025.
In March 2025, we announced that our LiDAR technology will be equipped in the new Volvo ES90. This marks the second Volvo model to feature our technology, following the launch of the Volvo EX90. Our LiDAR sensors on initial EX90 vehicles are currently being used for road data collection and system training, and we expect will later be activated as part of the vehicle’s active safety system.
In March 2025, we announced a collaboration with Caterpillar Inc. to integrate our LiDAR technology into Caterpillar’s next-generation autonomous solution. Each Caterpillar off-highway truck will feature two Iris LiDARs with a unique integration system designed exclusively for the customer.
In 2024, we executed a restructuring and cost reduction plan (the “2024 Restructuring Plan”), consisting of events in both May and September, which included reducing our workforce by a cumulative 30%, as well as sub-leasing of certain facilities and other actions. We expect the actions outlined will be substantially complete by the end of 2025. In May 2025, we began additional restructuring efforts which included a reduction in workforce (the “2025 Restructuring Plan”). We expect the actions associated with the 2025 Restructuring Plan to be substantially completed by the end of 2025.
As of June 30, 2025, we incurred $11.0 million in total charges associated with employee severance and related costs, including both cash and stock from the actions we took in May 2024, September 2024 and May 2025.
In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of our 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “March 2025 Exchanged Notes”) for newly issued shares of our Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the March 2025 Exchanged Notes (such exchanges, collectively, the “March 2025 Exchange Transactions”). We canceled the March 2025 Exchanged Notes received in the March 2025 Exchange Transactions. The March 2025 Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of March 2025 Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the March 2025 Exchange Transactions, we had issued an aggregate of 1,951,819 shares of Class A common stock in the March 2025 Exchange Transactions. We did not receive any cash proceeds from the March 2025 Exchange Transactions. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
In May 2025, we entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of our 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “May 2025 Exchanged Notes”) for an aggregate of 1,098,931 newly issued shares of our Class A common stock (the “May 2025 Exchange Transactions”) and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes (the “Repurchased Notes”) for an aggregate of $30.2 million in cash (the “Repurchase Transaction”), in each case, inclusive of accrued and unpaid interest on the May 2025 Exchanged Notes and Repurchased Notes. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
In May 2025, we entered into a securities purchase agreement (the “Series A Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), to the investors at a purchase price of $960.00 per share (the “Series A Preferred Stock Financing”). The initial offering for 35,000 shares (the “Preferred Shares”) of Series A Preferred Stock closed on May 22, 2025, following the satisfaction or waiver of certain closing conditions set forth in the Series A Purchase Agreement. We recorded $33.6 million proceeds, net of placement agent fees and other offering expenses. At the closing, we also issued the lead investor 505,051 shares of our Class A common stock as a commitment fee pursuant to the Series A Purchase Agreement.
Through the six months ended June 30, 2025, we received notices from holders of Series 2 of the 2030 Convertible Notes(the “Series 2 Notes”) to convert the principal amount of $2.0 million of Series 2 Notes, upon which we issued 127,466 shares of Class A common stock on a reverse split-adjusted basis to settle such conversion of the Series 2 Notes.
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 34% and 22%, respectively, of the Company’s revenue for the three months ended June 30, 2025. Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 38% and 21%, respectively, of the Company’s revenue for the six months ended June 30, 2025. One customer, customer B of the Autonomy Solutions segment, accounted for 61% of the Company’s revenue for the three months ended June 30, 2024. One customer, customer B of Autonomy Solutions segment, accounted for 53% of the Company’s revenue for the six months ended June 30, 2024. A vast majority of the Company’s long-lived assets are located in North America.
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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$15,634	$16,451	$(817)	(5)%	$34,520	$37,419	$(2,899)	(8)%
Cost of sales	28,061	30,131	(2,070)	(7)%	55,047	61,554	(6,507)	(11)%
Gross loss	(12,427)	(13,680)	1,253	(9)%	(20,527)	(24,135)	3,608	(15)%
Operating Expenses:
Research and development	39,328	65,850	(26,522)	(40)%	77,616	133,600	(55,984)	(42)%
Sales and marketing	5,297	12,140	(6,843)	(56)%	10,201	26,655	(16,454)	(62)%
General and administrative	(18,753)	29,790	(48,543)	(163)%	2,163	62,839	(60,676)	(97)%
Restructuring costs	1,180	6,262	(5,082)	(81)%	1,244	6,262	(5,018)	(80)%
Total operating expenses	27,052	114,042	(86,990)	(76)%	91,224	229,356	(138,132)	(60)%
Loss from operations	(39,479)	(127,722)	88,243	(69)%	(111,751)	(253,491)	141,740	(56)%
Other income (expense), net:
Change in fair value of warrant liabilities	—	163	(163)	(100)%	—	985	(985)	(100)%
Interest expense	(12,255)	(2,757)	(9,498)	345%	(24,576)	(5,514)	(19,062)	346%
Interest income	1,269	2,519	(1,250)	(50)%	3,036	5,949	(2,913)	(49)%
Gain on extinguishment of debt	15,281	—	15,281	nm	22,056	—	22,056	nm
Gain from acquisition of EM4	—	—	—	—	(48)	1,752	(1,800)	(103)%
Gain from sale of investment	2,908	—	2,908	nm	2,908	—	2,908	nm
Changes in fair value of derivative liability	8,991	—	8,991	nm	5,320	—	5,320	nm
Losses related to investments and certain other assets, and other income (expense)	536	(3,376)	3,912	(116)%	(238)	(5,981)	5,743	(96)%
Total other income (expense), net	16,730	(3,451)	20,181	(585)%	8,458	(2,809)	11,267	(401)%
Loss before provision for income taxes	(22,749)	(131,173)	108,424	(83)%	(103,293)	(256,300)	153,007	(60)%
Provision for income taxes	150	(566)	716	(127)%	297	21	276	1314%
Net loss	$(22,899)	$(130,607)	$107,708	(82)%	$(103,590)	$(256,321)	$152,731	(60)%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$10,305	$9,981	$324	3%	$24,062	$26,301	$(2,239)	(9)%
ATS	5,329	6,470	(1,141)	(18)%	10,458	11,118	(660)	(6)%
Total	$15,634	$16,451	$(817)	(5)%	$34,520	$37,419	$(2,899)	(8)%
The $0.3 million increase in revenue of our Autonomy Solutions in the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $4.2 million increase in service revenue, offset by a $3.9 million decrease in product revenue.
The $2.2 million decrease in revenue of our Autonomy Solutions in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $8.2 million decrease in product revenue, offset by a $6.0 million increase in service revenue.
The $1.1 million decrease in revenue of our ATS segment in the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $1.2 million decrease in service revenue, offset by a $0.1 million increase in product revenue.
The $0.7 million decrease in revenue of our ATS segment in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $2.8 million decrease in service revenue, offset by $2.1 million increase in product revenue.

Cost of Sales
The $2.1 million and $6.5 million decrease in the cost of sales in the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, was primarily due to cost reduction initiatives in 2025 and decrease in costs associated with an Iris+ development contract for non-recurring engineering services terminated in the fourth quarter of 2024.
In 2023, we commenced a change in sourcing strategy of certain sub-assemblies and components from one supplier to another, which resulted in discontinued use of certain plant, property and equipment assets as they were no longer needed for their original intended use and required us to abandon certain equipment at the legacy supplier. As a result, we revised the estimated useful lives of the long-lived assets within the impacted asset group, which resulted in us recording depreciation for these assets over an accelerated period. for certain manufacturing activities is expected to result in discontinued use of certain plant, property and equipment assets as they will no longer be needed for their original intended use. As a result of executing our plan, we revised the estimated useful lives of certain long-lived assets within the impacted asset group. This resulted in recording depreciation for these assets over an accelerated period. We recorded $0.1 million and $0.3 million of incremental accelerated depreciation charges associated with this manufacturing and sourcing change in the three and six months ended June 30, 2025, respectively.
Operating Expenses
Research and Development
The $26.5 million decrease in research and development expenses in the three months ended June 30, 2025 compared to the same periods in 2024 was primarily due to a $19.5 million decrease in personnel-related costs driven mainly by decreased headcount, a $2.1 million decrease in outside consultants and contractor fees, a $2.3 million decrease in purchased materials, a $0.4 million decrease in computer software and other subscriptions and a $0.3 million decrease in lower expenses allocated to research and development expenses.
The $56.0 million decrease in research and development expenses in the six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to a $36.7 million decrease in personnel-related costs driven mainly by decreased headcount, a $9.6 million decrease in outside consultants and contractor fees, a $4.7 million decrease in purchased materials and a $3.3 million decrease in lower expenses allocated to research and development expenses, offset by a $1.3 million increase in computer software and other subscriptions.
Sales and Marketing
The $6.8 million decrease in sales and marketing expenses for the three months ended June 30, 2025 compared to the same periods in 2024 was primarily due a $3.1 million decrease in personnel related costs including stock-based compensation cost due to lower headcount, a $2.6 million reduction in sponsorship fees and a $0.5 million decrease in outside consultant and contractor fees.
The $16.5 million decrease in sales and marketing expenses for the six months ended June 30, 2025 compared to the same periods in 2024 was primarily due a $8.0 million decrease in personnel related costs including stock-based compensation cost due to lower headcount, a $4.9 million reduction in sponsorship fees, a $1.9 million decrease in subscription fees and license expenses and $0.4 million decrease in outside consultant and contractor fees.
General and Administrative
The $48.5 million decrease in general and administrative expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $49.9 million decrease in personnel-related costs, including $34.7 million stock-based compensation expense reversal as a result of the termination of the former CEO and reduction in headcount, a $1.7 million decrease in rent expenses and a $0.6 million decrease in travel expenses, offset by a $4.4 million increase in higher information technology and facility related costs allocated to general and administrative expenses.
The $60.7 million decrease in general and administrative expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $63.9 million decrease in personnel-related costs, including $34.7 million stock-based compensation expense reversal as a result of the termination of the former CEO and reduction in headcount, a $2.4 million decrease in rent expenses and a $1.3 million decrease in travel expenses, offset by a $6.8 million increase in higher information technology and facility related costs allocated to general and administrative expenses and a $1.0 million increase in legal, outside consultants and contractor expenses.

Restructuring Costs
The change in restructuring costs for the three and six months ended June 30, 2025 was due to actions taken pursuant to the 2024 Restructuring Plan announced in May 2024, and fewer employees impacted by the 2024 Restructuring Plan and the 2025 Restructuring Plan during the three and six months ended June 30, 2025 compared to the same period in 2024.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement on connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
Gain on Extinguishment of Debt
The change in gain on extinguishment of debt for the three and six months ended June 30, 2025 compared to same period in 2024 was primarily due to $15.1 million gain on debt extinguishment from the Exchange Transactions related to the 2026 Convertible Senior Notes and $0.6 million gain on debt extinguishment related to the Series 2 Notes conversion.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of the bifurcated derivatives in the 2030 Convertible Notes.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(35,150)	$(118,949)	$83,799	(70%)	$(102,630)	$(243,967)	$141,337	(58%)
ATS	(4,329)	(8,773)	4,444	(51%)	(9,121)	(9,524)	403	(4%)
Autonomy solutions segment operating loss decreased $83.8 million and $141.3 million in the three and six months ended June 30, 2025 compared to the same period in 2024, respectively. The decreases in operating loss was primarily due to decreases in personnel-related costs driven by decreased headcount and a decrease in stock-based compensation expense and travel related expenses, a decrease in purchased materials, and a reduction in supplies expenses.
ATS segment operating loss decreased $4.4 million and $0.4 million in the three and six months ended June 30, 2025 compared to the same period in 2024, respectively. The decrease in operating loss was primarily due to decreases in personnel-related costs driven by decreased headcount and a decrease in stock-based compensation expense.
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
Issuances of our equity securities have resulted, and any future issuances of our equity securities will result, in dilution to stockholders. Any equity securities issued may also provide for rights, preferences, and privileges senior to those of existing holders of our common stock and may contain terms which impose significant restrictions on our operations. Issuances of our debt securities have resulted in rights, preferences, and privileges senior to holders of our common stock. The indentures governing our outstanding senior secured floating rate notes and our convertible notes contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness.

In addition, we may from time to time seek to retire or repurchase material amounts of our outstanding debt securities through open-market purchases, privately negotiated transactions, or otherwise, for cash or through exchanges for debt or equity, such as the Exchange Transactions, subject to limitations in the agreements governing our outstanding debt securities. Any repurchases or exchanges would be on terms and at prices that we may determine in our discretion and would depend on prevailing market conditions, our liquidity requirements, our receipt of any necessary corporate approvals, and other factors. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
We expect to continue to invest in our product and software development, as well as incur efforts to build customer relations and expand into additional markets. Further, we expect to invest in developing advanced manufacturing capabilities, including at our contract manufacturing partners. We expect to fund these product and business development initiatives and associated capital expenditures either through our cash, cash equivalents and marketable securities or through issuance of shares of our Class A common stock to vendors and third parties for services provided under our stock in lieu of cash program (“Stock-in-lieu of Cash Program”)
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. We did not borrow any amount from this credit facility and had no outstanding balance as of June 30, 2025.
In May, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with Virtu Americas LLC (the “Agent”) under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock with aggregate gross sales proceeds of up to $150.0 million under our equity financing program under which the Agent will act as sales agent in sales of our Class A common stock pursuant to the 2024 Sales Agreement (the “Equity Financing Program”). This was an extension of the Equity Financing Program we established with the Agent in February 2023. In August 2024, we increased the Equity Financing Program by an additional $50.0 million pursuant to the 2024 Sales Agreement and in March 2025, we further increased the program by an additional $75.0 million. We intend to use the net proceeds from offerings under the Equity Financing Program for expenditures or payments in connection with strategic investments, partnerships and similar transactions, repurchases of outstanding debt securities, and for general corporate and business purposes.
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
We issued 6,177,023 and 6,247,076 shares of Class A common stock under the Equity Financing Program during the three and six months ended June 30, 2025 for net proceeds of $21.1 million and $21.5 million, respectively. As of June 30, 2025, $187.4 million of Class A common stock was available for sale under the program.
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
In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of our 2026 Convertible Senior Notes to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the Exchanged Notes. We canceled the Exchanged Notes received in the Exchange Transactions. The Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of

Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the Exchange Transactions, we had issued an aggregate of 1,951,819 shares of Class A common stock in the Exchange Transactions. We not receive any cash proceeds from the Exchange Transactions. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
In May 2025, we entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of our 2026 Convertible Senior Notes, to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes for an aggregate of 1,098,931 newly issued shares of our Class A common stock, and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes for an aggregate of $30.2 million in cash. See Note 8 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
During the six months ending June 30, 2025, $2.0 million in aggregate principal amount of 2030 Convertible Notes were converted by the holders. The Company issued 127,466 shares of Class A common stock to settle such conversion.
In May 2025, we entered into the Series A Purchase Agreement with certain institutional accredited investors, pursuant to which we may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of newly designated Series A Preferred Stock, to the investors at a purchase price of $960.00 per share. The initial offering for 35,000 shares of Series A Preferred Stock was closed on May 22, 2025, for net proceeds to the Company of $33.6 million, before deducting placement agent fees and other offering expenses. The Company also issued the lead investor 505,051 shares of the Company’s Class A common stock as a commitment fee pursuant to the Series A Purchase Agreement. As of June 30, 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of 12,000 shares of Series A Preferred Stock into 4,087,889 shares of Class A common stock. See Note 11 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
Since inception, we have not generated positive cash flows from operating activities and have incurred significant losses from operations. As of June 30, 2025, we had accumulated deficit of $2.2 billion. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments in our product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
As of June 30, 2025, we had cash and cash equivalents totaling $48.2 million and marketable securities of $59.5 million, totaling $107.6 million of liquidity. For the six months ended June 30, 2025, $98.0 million of cash was used in operations. Our principal sources of liquidity have been proceeds received from issuances of debt and equity. To execute on our strategic initiatives, we will continue to require additional capital resources. We continue to assess our liquidity position and opportunities for additional capital through issuances of equity securities including convertible preferred securities or the incurrence of additional debt. However, we may not be able to obtain funding on acceptable terms, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be adversely affected.
We expect to fund our operations, product and business development initiatives and associated capital expenditures through cash, cash equivalents and marketable securities, issuance of shares of Class A common stock to vendors and third parties for services provided under our stock in lieu of cash program, issuance of Class A common stock under our Equity Financing Program (as defined in Note 12 of the notes to condensed consolidated financial statements included in this Form 10-Q) or the issuance of preferred stock under our Series A Preferred Stock Financing Program (see Note 11 of the notes to condensed consolidated financial statements included in this Form 10-Q), or any combination of the foregoing. Based on current plans and projections as well as trading dynamics of our Class A common stock, we believe our existing sources of liquidity will be sufficient to satisfy our liquidity requirements and enable us to continue to execute our business strategy for at least 12 months from the date of issuance of these condensed consolidated financial statements, though we are reliant on continued access to our Equity Financing Program and Series A Preferred Stock Financing Program.
See the discussion under the heading “We will require additional capital to meet our financial obligations and fund our operations, and this capital may not be available on acceptable terms or at all, or may cause substantial dilution to our existing stockholders” in “Risk Factors” in Item 1A of Part II of this Form 10-Q and the discussion under the heading “The terms of our Senior Notes and 2030 Convertible Notes require us to maintain minimum liquidity and place restrictions on our operating and financial flexibility. If we fail to comply with any covenants contained in the indentures governing the notes, holders may declare all of the applicable series of notes to be due and payable, and in the case of the Senior Notes and 2030 Convertible Notes, exercise rights with respect to collateral securing those notes” in “Risk Factors” in Item 1A of Part I in our 2024 Annual Report.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(97,954)	$(158,936)
Investing activities	41,417	35,511
Financing activities	22,721	36,894
Operating Activities
Net cash used in operating activities was $98.0 million during the six months ended June 30, 2025. Net cash used in operating activities was due to our net loss of $103.6 million adjusted for non-cash items of $0.6 million, primarily consisting of $22.1 million gain on extinguishment of debt, $8.8 million of depreciation and amortization, $5.7 million of vendor stock in lieu of cash program, $5.3 million of change in fair value of the derivatives, $4.7 million of change in product warranty and other, $3.8 million of amortization of debt discount and issuance costs, $3.4 million of inventory write-offs and write-downs, $3.4 million of amortization of operating lease right-of-use assets, $1.3 million of stock-based compensation and cash used for operating assets and liabilities of $5.1 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $41.4 million during the six months ended June 30, 2025 was primarily comprised of $80.8 million of proceeds from maturities of marketable securities, $14.5 million of proceeds from sales and redemptions of marketable securities, partially offset by $54.2 million related to purchases of marketable securities.
Financing Activities
Net cash provided by financing activities of $22.7 million during the six months ended June 30, 2025 was primarily comprised of $31.4 million proceeds from the issuance of Series A Preferred Stock, net of issuance costs, discount and commitment fees, $21.5 million cash received from the sale and issuance of shares of Class A common stock under the Equity Financing Program, offset by $30.3 million paid for the repurchase of a portion of outstanding 2026 Convertible Senior Notes.
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
During the three and six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
Smaller Reporting Company Status
Based on the Company's public float as of June 30, 2025, and its revenue, the Company is a smaller reporting company and will take advantage of certain reduced disclosure requirements.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 16 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report, other than the updates to the risk factors contained in Part II, Item 1A of the Q1 2025 10-Q and as set forth below. You should carefully consider the “Risk Factors” discussed in our 2024 Annual Report, our Q1 2025 10-Q and the risk factors below as they could materially affect our business, financial condition and future results of operation.
Risk Factor Summary
•our ability to access sources of capital to pay our indebtedness, and finance operations and growth, which we may not be able to obtain on favorable terms, if at all, or without substantial dilution to our stockholders; and
Risks Related to Ownership of Our Class A Shares
We will require additional capital to meet our financial obligations and fund our operations, and this capital may not be available on acceptable terms or at all, or may cause substantial dilution to our existing stockholders.
We have been dependent on proceeds from our Equity Financing Program, Series A Preferred Stock Financing and debt financing to make payments on our liabilities and to fund our operations and other activities, and we will need to raise additional capital through equity or debt financing or incurring other indebtedness in order to continue to pay our liabilities, fund operations and execute on our business plan. However, any decline in the market price of our Class A common stock could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to meet our obligations and fund our operations. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts.
Securities and agreements involving the issuance of debt will generally rank senior to the Class A common stock and have priority in the event of a liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. For example, the indentures governing our debt financing arrangements contain restrictive covenants and in some cases, a minimum liquidity requirement. For more information relating to these notes, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.
Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Class A common stock and would further dilute existing stockholders. For example, we have an at-the-market program, which we entered in May 2024, to issue and sell up to $150.0 million of shares of our Class A common stock through a sales agent under the Equity Financing Program. In August 2024, we increased the Equity Financing Program by an additional $50.0 million and in March 2025, we further increased the program by an additional $75.0 million. We issued and sold $89.4 million under the Equity Financing Program in 2024. We may also issue in a series of registered direct offerings of up to a total of 200,000 shares of our Series A Preferred Stock under our Series A Preferred Stock Financing, subject to the satisfaction of certain conditions upon each closing. Each share of Series A Preferred Stock is convertible at any time at the option of the holder, subject to certain beneficial ownership restrictions and volume limitations, into shares of our Class A common stock based on a conversion price that is the lesser of a fixed conversion price and a variable conversion price based on a discount to the volume-weighted trading price of our Class A common stock, subject to a floor conversion price. For more information relating to our Series A Preferred Stock, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. In May 2025, we issued and sold 35,000 shares under the Series A Preferred Stock Financing, of which the investors have converted an aggregate of 12,000 shares of Series A Preferred Stock into 4,087,889 shares of Class A common stock as of June 30, 2025. If the investors elect to convert a significant portion of the Series A Preferred Stock, including any additional shares we may issue pursuant to the Series A Preferred Stock Financing, the number of shares of Class A common stock that would be issued upon conversion will cause substantial dilution to our stockholders. In addition, our undrawn credit facility also requires providing collateral in the form of shares of Class A common stock which must equal two times the amount borrowed, which could further cause substantial dilution. In addition, in order to further business relationships with current or potential partners, vendors, or other parties, we have issued, and in the future may issue equity or equity-linked securities to such current or potential partners, vendors, or other parties. Sales of shares of Class A common stock in the public market, or the perception that these sales or conversions might occur, may depress the market price of Class A common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our largest stockholder has significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions.
Austin Russell, a member of our board of directors and our former Chief Executive Officer, through his ownership of Class B common stock, controls approximately 47.7% of the voting power of shares outstanding as of June 30, 2025. Although we are not a “controlled company” within the meaning of the corporate governance standards of Nasdaq, Mr. Russell, through his voting power, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. Additionally, our largest stockholder’s interests may not align with the interests of our other stockholders.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 22, 2025, the Company entered into Exchange Agreements with certain holders of its outstanding 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes for newly issued shares of the Company’s Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the exchanged notes. As of June 30, 2025, which was the final settlement date of the exchange transactions, the Company had issued an aggregate of 3,050,750 shares of Class A common stock in the exchange transactions.
The exchange transactions were conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38791	3.1	11/22/24

3.4	Certificate of Designations of Series A Preferred Stock of Luminar Technologies, Inc., filed with the Secretary of State of the States of Delaware and effective May 22, 2025.	8-K	001-38791	3.1	05/22/25

3.5	Amended and Restated By-Laws of the Company (as amended on August 28, 2024).	8-K	001-38791	3.1	08/30/24

10.1†^	Securities Purchase Agreement, dated May 19, 2025, by and among Luminar Technologies, Inc. and the investors signatory thereto.	8-K	001-38791	3.1	05/21/25

10.2+	Employment Agreement, dated May 26, 2025, by and between Luminar Technologies, Inc. and Paul Ricci.	8-K/A	001-38791	10.1	05/27/25

10.3	Form of Securities Exchange Agreement.					X

10.4	Form of Note Repurchase Agreement.					X

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

† Certain of the exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted exhibit and/or schedule to the SEC upon its request.
^ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: August 13, 2025	By:	/s/ Paul Ricci
Paul Ricci
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)