Form 10-Q
period 2025-09-30
Luminar Technologies, Inc./DE
filed 2025-11-13
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 10, 2025, the registrant had 72,986,496 shares of Class A common stock, par value $0.0001 per share, and 4,872,578 shares of Class B common stock, par value $0.0001 per share, outstanding.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and in other sections in this Form 10-Q. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of management with respect to future events and our financial performance. These forward-looking statements include statements regarding the Company’s intent to enter into longer-term forbearance agreements with the holders of certain of the Company’s convertible notes and the continuing defaults under the indentures governing such convertible notes, the Company’s plans and expectations regarding its liquidity situation and the outcome of the Company’s review of strategic alternatives and other measures, including capital raises, a potential sale of all or part of the Company’s business or assets, and/or potentially seeking relief under the U.S. Bankruptcy Code, the Company’s funding levels and ability to continue operations, the Company’s ability to improve its liquidity and long-term capital structure to address debt service obligations, the Company ability to make the required payments under the agreements governing its debt obligations, the Company’s negotiations with its customers, manufacturers and suppliers, including Volvo Cars (“Volvo”), the Company’s claims against Volvo, the Company’s ability to continue as a going concern, the estimated costs and expected benefits of the Company’s restructuring plans initiated in 2024 and May 2025 and October 2025 restructuring plans, including statements related to the Company’s expected charges for employee severance and other costs associated with previously announced restructuring plans, estimates of related cash expenditures by the Company, statements regarding the number of employees subject to the workforce reduction and the timing for completion of activities under the restructuring plans, product plans, future growth, sales estimates, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, revenue growth, anticipated impacts on our business of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including our history of losses and our expectation that we will continue to incur significant expenses, including substantial research and development (“R&D”) costs, and continuing losses for the foreseeable future as well as our limited operating history which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; our strategic initiatives which may prove more costly than we currently anticipate and potential failure to increase our revenue to offset these initiatives; whether our LiDAR products are or will continue to be selected for inclusion in autonomous driving or advanced driving assistance systems (“ADAS”) by automotive original equipment manufacturers (“OEMs”) or their suppliers, and whether we will be de-selected by any customers, including Volvo; the lengthy period of time from a major commercial win to implementation and the risks of cancellation or postponement of the contract or unsuccessful implementation; potential inaccuracies in our forward-looking estimates of certain metrics, our future cost of goods sold (“COGS”) and bill of materials (“BOM”) and total addressable market; the discontinuation, lack of success of our customers in developing and commercializing products using our solutions or loss of business with respect to a particular vehicle model or technology package and whether end automotive consumers will demand and be willing to pay for such features; our ability to successfully fund our growth if there are considerable delays in product introductions by us or our OEM customers may face with their products; our inability to reduce and control the cost of the inputs on which we rely, which could negatively impact the adoption of our products and our profitability; the effect of continued pricing pressures, competition from other LiDAR manufacturers, OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs which may result in lower than anticipated margins, or losses, which may adversely affect our business; the effect of general economic conditions, including inflation, recession risks and rising interest rates, generally and on our industry and us in particular, including the level of demand and financial performance of the autonomous vehicle industry and the decline in fair value of available-for-sale debt securities in a rising interest rate environment; market adoption of LiDAR as well as developments in alternative technology and the increasingly competitive environment in which we operate, which includes established competitors and market participants that have substantially greater resources; our ability to achieve technological feasibility and commercialize our software products and the requirement to continue to develop new products and product innovations due to rapidly changing markets and government regulations of such technologies; our ability to manage our growth and expand our business operations effectively, including into international markets, such as China, which exposes us to operational, financial, regulatory and geopolitical risks; changes in our government contracts business and our defense customers’ business due to political change and global conflicts; adverse impacts due to limited availability and quality of materials, supplies, and capital equipment, or dependency on third-party service providers and single-source suppliers; the project-based nature of our orders, which can cause our results of operations to fluctuate on a quarterly and annual basis; whether we will be able to successfully transition our engineering designs into high volume manufacturing, including our ability to transition to an outsourced manufacturing business model and whether we and our outsourcing partners and suppliers can successfully operate complex machinery; whether we can successfully select, execute or integrate our acquisitions; defects, reliability and other issues with our products which could reduce market adoption of our new products, limit our ability to manufacture, damage our reputation and expose us to product liability, warranty and other claims; our ability to maintain and adequately manage our inventory; our ability to maintain an effective system of internal control over financial reporting; our ability to protect and enforce our intellectual property rights; availability of qualified personnel, loss of highly skilled personnel; the transition associated with the appointment of new chief executive officer, the impact of inflation and our stock price on our ability to hire and retain highly skilled personnel; the amount and timing of future sales of our products and whether the average selling prices of our products could decrease rapidly over the life of the product as well as our dependence on a few key customers, who are often large corporations with substantial negotiating power; our ability to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry; whether we are subject to negative publicity; the effects of infectious diseases, health epidemics, pandemics and natural disasters on Luminar’s business; interruption or failure of our information technology and communications systems; cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our LiDAR solutions; market instability exacerbated by geopolitical conflicts, including the Israel-Hamas and Russia and Ukraine conflicts; trade disputes with China and other countries, including the effect of sanctions and trade restrictions, such as tariffs imposed by the U.S. government and any countermeasures by other governments in response to such tariffs, that may affect supply chain or sales opportunities or overall demand; the large amount of our outstanding indebtedness and our ability to comply with covenants contained in the agreements governing our indebtedness and enter into longer-term forbearance agreements with the holders of certain of the Company’s convertible notes; our ability to access sources of capital to repay our indebtedness, and finance operations and growth, which we may not be able to obtain on favorable terms, if at all, or without substantial dilution to our stockholders; our ability to maintain compliance with the Nasdaq continued listing standards for the listing of our Class A common stock; our ability to accurately estimate the charges associated with the reductions under the 2024 and 2025 restructuring plans, the outcome of the pending investigation by the Securities and Exchange Commission (the “SEC”) and pending litigation by third parties, and those other factors discussed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”) under the heading “Risk Factors”, risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 10-Q”) and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Q2 2025 10-Q”), our Current Report on Form 8-K filed on October31, 2025 (the “October 31, 2025 8-K”) and this Form 10-Q and in subsequent reports we file with the SEC. You should specifically consider the numerous risks outlined in the Risk Factors section of our 2024 Form 10-K, our Q1 2025 10-Q, Q2 2025 10-Q and this Form 10-Q and in our October 31, 2025 8-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,482	$82,840
Restricted cash	2,610	1,882
Marketable securities	19,508	99,827
Accounts receivable	14,317	14,272
Inventory	16,103	14,908
Prepaid expenses and other current assets	15,153	31,498
Total current assets	122,173	245,227
Property and equipment, net	37,798	52,281
Operating lease right-of-use assets	17,108	31,479
Intangible assets, net	10,986	15,556
Goodwill	1,750	3,994
Other non-current assets	13,701	16,676
Total assets	$203,516	$365,213

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,391	$18,972
Accrued and other current liabilities	33,915	31,567
Operating lease liabilities	7,362	10,049
Total current liabilities	62,668	60,588
Debt	429,178	500,516
Operating lease liabilities, non-current	13,047	24,083
Other non-current liabilities	184	815
Total liabilities	505,077	586,002
Commitments and contingencies (Note 17)
Series A preferred stock	3,368	—
Stockholders’ deficit:
Class A common stock	7	3
Class B common stock	1	1
Additional paid-in capital	2,310,266	2,204,814
Accumulated other comprehensive loss	(456)	(295)
Treasury stock	(312,477)	(312,477)
Accumulated deficit	(2,302,270)	(2,112,835)
Total stockholders’ deficit	(304,929)	(220,789)
Total liabilities, preferred stock and stockholders’ deficit	$203,516	$365,213
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended	Nine Months Ended September 30,
	2025	2024		2025	2024
Revenue:
Products	$13,689	$12,681		$38,628	$43,721
Services	5,060	2,812		14,641	9,190
Total revenue	18,749	15,493		53,269	52,911
Cost of sales:
Products	21,383	24,128		68,337	68,604
Services	5,447	5,397		13,540	22,475
Total cost of sales	26,830	29,525		81,877	91,079
Gross loss	(8,081)	(14,032)		(28,608)	(38,168)
Operating expenses:
Research and development	35,268	50,591		112,884	184,191
Sales and marketing	4,264	11,097		14,465	37,752
General and administrative	14,109	30,206		16,272	93,045
Impairment of goodwill and intangible assets	3,719	6,647		3,719	6,647
Impairment of long-lived assets	7,513	—		7,513	—
Restructuring costs	1,708	3,284		2,952	9,546
Total operating expenses	66,581	101,825		157,805	331,181
Loss from operations	(74,662)	(115,857)		(186,413)	(369,349)
Other income (expense), net:
Change in fair value of private warrants	—	65		—	1,050
Interest expense	(12,342)	(8,908)		(36,918)	(14,422)
Interest income	961	2,407		3,997	8,356
Gain on extinguishment of debt	—	147,346		22,056	147,346
Gain (loss) from acquisition of EM4, LLC (“EM4”)	—	—		(48)	1,752
Gain from sale of investments	—	—		2,908	—
Change in fair value of derivative liability	2,521	2,476		7,841	2,476
Provision for credit loss	(2,186)	—		(2,186)	—
Gain (loss) and impairments related to investments and certain other assets, and other income (expense)	(162)	32		(400)	(5,947)
Total other income (expense), net	(11,208)	143,418		(2,750)	140,611
Income (loss) before provision for income taxes	(85,870)	27,561		(189,163)	(228,738)
Provision for income taxes	(25)	158		272	180
Net income (loss)	(85,845)	27,403		(189,435)	(228,918)
Less: Deemed dividend on Series A preferred stock	3,682	—		11,284	—
Net income (loss) attributable to common stockholders	$(89,527)	$27,403		$(200,719)	$(228,918)
Net income (loss) per share attributable to common stockholders:
Basic	$(1.29)	$0.86		$(3.75)	$(7.58)
Diluted	$(1.29)	$(3.62)		$(3.75)	$(7.58)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	69,281,237	32,001,765		53,586,034	30,190,418
Diluted	69,281,237	32,934,998		53,586,034	30,190,418
Comprehensive Loss:
Net income (loss)	$(85,845)	$27,403		$(189,435)	$(228,918)
Net unrealized loss on available-for-sale debt securities	(2)	350		(161)	239
Comprehensive income (loss)	$(85,847)	$27,753		$(189,596)	$(228,679)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	—	$—	26,077,917	$2	6,472,578	$1	$2,066,450	$(109)	$(312,477)	$(2,096,016)	$(342,149)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	431,572	—	—	—	140	—	—	—	140
Issuance of Class A common stock upon conversion of 2023 Convertible Notes	—	—	1,357,412	—	—	—	18,596	—	—	—	18,596
Issuance of Class A common stock under the Equity Financing Program	—	—	266,666	—	—	—	5,900	—	—	—	5,900
Vendor payments under the stock-in-lieu of cash program	—	—	23,843	—	—	—	469	—	—	—	469
Share-based compensation, including restructuring costs	—	—	—	—	—	—	31,100	—	—	—	31,100
Expense related to Volvo Warrants	—	—	—	—	—	—	203	—	—	—	203
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(23)	—	—	—	(23)
Other comprehensive loss	—	—	—	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	—	—	—	27,403	27,403
Balance as of September 30, 2024	—	$—	28,157,410	$2	6,472,578	$1	$2,122,835	$241	$(312,477)	$(2,068,613)	$(258,011)

Balance as of June 30, 2025	23,000	$24,210	54,830,075	$5	4,872,578	$1	$2,257,171	$(454)	$(312,477)	$(2,216,425)	$(272,179)
Issuance of Class A common stock upon conversion of Series A preferred stock	(19,800)	(24,524)	8,418,752	1	—	—	24,523	—	—	—	24,524
Deemed dividend on Series A preferred stock	—	3,682	—	—	—	—	(3,682)	—	—	—	(3,682)
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,230,889	—	—	—	—	—	—	—	—
Issuance of Class A common stock under the Equity Financing Program	—	—	6,280,277	1	—	—	14,691	—	—	—	14,692
Issuance of Class A common stock to a wholly owned subsidiary of TPK Holding Co., Ltd. (“TPK”)	—	—	1,600,000	—	—	—	5,312	—	—	—	5,312
Vendor payments under the stock in lieu of cash program	—	—	133,642	—	—	—	405	—	—	—	405
Expense related to Volvo warrants	—	—	—	—	—	—	429	—	—	—	429
Share-based compensation, including restructuring costs	—	—	—	—	—	—	12,211	—	—	—	12,211
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(794)	—	—	—	(794)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	(85,845)	(85,845)
Balance as of September 30, 2025	3,200	$3,368	72,493,635	$7	4,872,578	$1	$2,310,266	$(456)	$(312,477)	$(2,302,270)	$(304,929)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	22,952,280	$2	6,472,578	$1	$1,927,419	$2	$(312,477)	$(1,839,695)	$(224,748)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	1,543,996	—	—	—	547	—	—	—	547
Issuance of Class A common stock upon conversion of 2023 Convertible Notes	—	—	1,357,412	—	—	—	18,596	—	—	—	18,596
Issuance of Class A common stock under ESPP	—	—	35,309	—	—	—	800	—	—	—	800
Issuance of Class A common stock under the Equity Financing Program	—	—	1,600,075	—	—	—	41,806	—	—	—	41,806
Issuance of Class A common stock under 401(k) Plan	—	—	99,652	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock in settlement of certain claims	—	—	46,978	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock-in-lieu of cash program	—	—	129,959	—	—	—	5,473	—	—	—	5,473
Milestone awards related to acquisitions	—	—	391,749	—	—	—	11,249	—	—	—	11,249
Share-based compensation, including restructuring costs	—	—	—	—	—	—	112,455	—	—	—	112,455
Expense related to Volvo Warrants	—	—	—	—	—	—	338	—	—	—	338
Payments of employee taxes related to stock-based awards	—	—	—	—	—	—	(240)	—	—	—	(240)
Other comprehensive loss	—	—	—	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	—	—	—	(228,918)	(228,918)
Balance as of September 30, 2024	—	$—	28,157,410	$2	6,472,578	$1	$2,122,835	$241	$(312,477)	$(2,068,613)	$(258,011)

Balance as of December 31, 2024	—	$—	38,056,676	$3	4,872,578	$1	$2,204,814	$(295)	$(312,477)	$(2,112,835)	$(220,789)
Issuance of Series A preferred stock, net of issuance costs and discount of $3,586	35,000	29,445	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock as commitment fee	—	—	505,051	—	—	—	1,970	—	—	—	1,970
Issuance of Class A common stock upon conversion of Series A preferred stock	(31,800)	(37,361)	12,506,641	2	—	—	37,359	—	—	—	37,361
Deemed dividend on Series A preferred stock	—	11,284	—	—	—	—	(11,284)	—	—	—	(11,284)
Issuance of Class A common stock upon vesting of restricted stock units	—	—	2,885,761	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	—	—	100,295	—	—	—	338	—	—	—	338
Issuance of Class A common stock upon conversion of 2026 Convertible Senior Notes	—	—	3,050,750	—	—	—	16,105	—	—	—	16,105
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	—	—	127,466	—	—	—	1,127	—	—	—	1,127
Issuance of Class A common stock under the Equity Financing Program	—	—	12,527,353	2	—	—	36,151	—	—	—	36,153
Issuance of Class A common stock to a wholly owned subsidiary of TPK	—	—	2,600,000	—	—	—	11,462	—	—	—	11,462
Expense related to Volvo warrants	—	—	—	—	—	—	1,276	—	—	—	1,276
Vendor payments under the stock-in-lieu of cash program	—	—	133,642	—	—	—	405	—	—	—	405
Share-based compensation, including restructuring costs	—	—	—	—	—	—	11,533	—	—	—	11,533
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(990)	—	—	—	(990)
Other comprehensive loss	—	—	—	—	—	—	—	(161)	—	—	(161)
Net loss	—	—	—	—	—	—	—	—	—	(189,435)	(189,435)
Balance as of September 30, 2025	3,200	$3,368	72,493,635	$7	4,872,578	$1	$2,310,266	$(456)	$(312,477)	$(2,302,270)	$(304,929)
*All periods presented prior to December 31, 2024 have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.
See accompanying notes to the unaudited condensed consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(189,435)	$(228,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,956	20,169
Amortization of operating lease right-of-use assets	4,928	6,464
Amortization of discount on marketable securities	(1,086)	(1,819)
Loss on marketable securities	150	2,201
Impairment of goodwill and other intangible assets	3,719	6,647
Impairment of long-lived assets	7,513	—
Change in fair value of private warrants	—	(1,050)
Vendor stock in lieu of cash program	12,785	12,358
Amortization of debt discount and issuance costs	5,868	3,065
Inventory write-offs and write-downs	4,587	20,737
Change in the fair value of derivatives	(7,841)	(2,476)
Gain or write-off on sale or disposal of property and equipment	238	—
Share-based compensation, including restructuring costs	9,192	115,792
Gain on extinguishment of debt	(22,056)	(147,346)
Impairment of investments	—	4,000
Gain (loss) from acquisition of EM4	48	(1,752)
Provision for credit loss	2,186	—
Gain from sale of investment	(2,908)	—
Change in product warranty and other	6,284	(2,367)
Changes in operating assets and liabilities:
Accounts receivable	(45)	(59)
Inventories	(6,080)	(22,638)
Prepaid expenses and other current assets	15,449	(1,987)
Other non-current assets	17,979	(5,108)
Accounts payable	1,288	7,327
Accrued and other current liabilities	(4,721)	9,590
Other non-current liabilities	(16,930)	(7,522)
Net cash used in operating activities	(145,932)	(214,692)
Cash flows from investing activities:
Purchases of marketable securities	(54,080)	(92,400)
Proceeds from maturities of marketable securities	118,980	154,837
Proceeds from sales/redemptions of marketable securities	16,194	3,737
Issuance of promissory notes	(2,100)	—
Proceeds from sales of equity investment	2,908	—
Purchases of property and equipment	(766)	(4,244)
Acquisition of EM4 (net of cash acquired)	242	(3,831)
Proceeds from disposal of property and equipment	305	—
Net cash provided by investing activities	81,683	58,099
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	36,153	41,806
Proceeds from sale of Class A common stock under ESPP	338	800
Proceeds from exercise of stock options	—	547
Payments of employee taxes related to stock-based awards	(990)	(240)
Proceeds from issuance of Senior notes, net of Senior Notes and 2030 Convertible Notes issuance costs	—	89,202
Repurchase of 2026 Convertible Senior Notes	(30,297)	—
Proceeds from issuance of Series A preferred stock, net of issuance costs, discount and commitment fees	31,415	—
Net cash provided by financing activities	36,619	132,115
Net decrease in cash, cash equivalents and restricted cash	(27,630)	(24,478)
Beginning cash, cash equivalents and restricted cash	84,722	140,624
Ending cash, cash equivalents and restricted cash	$57,092	$116,146
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,479	$4,683
Supplemental disclosures of noncash investing and financing activities:
Conversion of 2030 Convertible Notes to Class A common stock	$1,127	$18,596
Conversion of 2026 Convertible Senior Notes to Class A common stock	$16,105	$—
Conversion of Series A preferred stock to Class A common stock	$37,359	$—
Deemed dividend on Series A preferred stock	$(11,284)	$—
Recognition/(derecognition) of operating lease right-of-use asset and liability	$(7,906)	$2,543
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,131	$400
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
Liquidity and Going Concern
Since inception, the Company has not generated positive cash flows from operating activities and has incurred significant losses from operations. As of September 30, 2025, the Company had an accumulated deficit of $2.3 billion. The Company expects to continue to incur operating losses for at least the foreseeable future due to continued investments in product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
The Company’s principal sources of liquidity have been proceeds received from issuances of debt and equity. To execute on its strategic initiatives, the Company will continue to require additional capital resources. The Company continues to assess its liquidity position and opportunities for additional capital through issuances of equity securities, including convertible preferred securities, or the incurrence of additional debt. However, the Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional capital when desired, its business, financial condition, and results of operations would be adversely affected.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has historically funded its operations, product and business development initiatives and associated capital expenditures through cash, cash equivalents and marketable securities, issuance of shares of Class A common stock to vendors and third parties for services provided under its stock in lieu of cash program, issuance of Class A common stock under the Equity Financing Program (as defined in Note 13 below) or the issuance of convertible preferred stock under its Series A Preferred Stock Financing Program (see Note 12 below), or any combination of the foregoing.
As a result of the failure to make the October 15 Interest Payments (as defined in Note 19, Subsequent Events) an event of default occurred under the indenture governing the 2030 Convertible Notes (as defined in Note 9, Debt below), which caused an event of default under the indenture governing the Senior Notes (as defined in Note 9, Debt below). As a result of such events of default, the holders have the ability to declare the principal amount of such indebtedness, including accrued and unpaid interest and redemption premiums, immediately due and payable.
On October 30, 2025, the Company entered into forbearance agreements, effective on the same day (each, a “First Forbearance Agreement” and together, the “First Forbearance Agreements”), with an ad hoc group of holders (the “Initial Forbearing Noteholders”) of the Senior Notes and 2030 Convertible Notes beneficially owning, collectively, approximately 94.5% of the Senior Notes and approximately 89% of the 2030 Convertible Notes. Pursuant to each First Forbearance Agreement, subject to the terms and conditions set forth therein, the Initial Forbearing Noteholders agreed to forbear from exercising any of their rights and remedies under the applicable indentures governing the Senior Notes and the 2030 Convertible Notes and applicable law originally until November 6, 2025 (the “First Forbearance Period”) as a result of the Company’s failure to make the October 15 Interest Payments (as defined in Note 19, Subsequent Events). On November 6, 2025, the Company and certain of the Initial Forbearing Noteholders (the “Extending Forbearing Noteholders”), which Extending Forbearing Noteholders beneficially owned, collectively, approximately 91.3% of the Senior Notes and approximately 85.8% of the 2030 Convertible Notes, entered into new forbearance agreements, effective as of November 6, 2025 (each, a “Second Forbearance Agreement” and together, the “Second Forbearance Agreements”), in connection with which the Extending Noteholders agreed to extend the First Forbearance Period with respect to the Senior Notes and 2030 Convertible Notes through November 12, 2025 (the “Second Forbearance Period”) in exchange for agreeing to pay the fees of advisors to the Initial Forbearing Noteholders and continued good-faith negotiations related to certain other fees and expenses payable to the Extending Noteholders in connection with future forbearance agreements. On November 12, 2025, the Company and the Extending Forbearing Noteholders entered into new forbearance agreements, effective as of November 12, 2025 (each, a “Third Forbearance Agreement” and together, the “Third Forbearance Agreements”; and, together with the First Forbearance Agreements and Second Forbearance Agreements, each a “Forbearance Agreement” and together, the “Forbearance Agreements”), in connection with which the Extending Forbearing Noteholders agreed to extend the Second Forbearance Period with respect to the Senior Notes and 2030 Convertible Notes through November 24, 2025 (the “Extended Forbearance Period”) in exchange for certain ongoing reporting obligations and the Company’s entry into confidentiality agreements with the Extending Forbearing Noteholders.
The Company, its advisors and the advisors to the Extending Forbearing Noteholders continue to negotiate longer-term forbearance agreements with respect to the defaults under the indentures, and although there can be no assurances an agreement will be reached on acceptable terms or at all, the Company expects to enter into longer-term forbearance agreements prior to the expiration of the Extended Forbearance Period. See Note 19, Subsequent Events, for more information.
As a result, based on our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities, availability under existing financing agreements, and factors that arose subsequent to the third quarter of 2025, we have concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date our condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. While the Company is actively exploring a capital restructuring plan among other strategic alternatives, including without limitation, capital raises and/or a potential sale of all or part of the Company’s business or assets, there can be no assurance that, once determined, any such plan will be successfully implemented or that it will be sufficient to mitigate the conditions raising substantial doubt. See Note 9, Debt and Note 19, Subsequent Events for more information.
Goodwill
The Company records goodwill when the consideration paid in a business combination exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company reviews goodwill for impairment annually in its third quarter, and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company records an impairment based on the difference between fair value and carrying amount of the reporting unit as a reduction to goodwill. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit in an orderly transaction between market participants. The Company estimates the fair values of its reporting units using a discounted cash flow model, which utilizes Level 3 unobservable inputs.
Due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. The Company tested impairment for its goodwill in the quarter ending September 30, 2025. During the three and nine months ended September 30, 2025, the Company recorded a $2.2 million goodwill impairment of the Optogration reporting unit.
Impairment of Long-Lived Assets
The Company reviews tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the estimated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value. The Company uses market participant perspective when determining fair value of an asset group based on estimated future cash flows.
Due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. The Company tested impairment for its tangible long-lived assets in the quarter ending September 30, 2025 The Company recorded $6.0 million impairment loss for long-lived tangible assets of Optogration and NRE asset groups during the three and nine months ended September 30, 2025.
Intangible Asset
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
Due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. The Company tested impairment for its intangible long-lived assets in the quarter ending September 30, 2025. During the three and nine months ended September 30, 2025, the Company recorded $1.5 million intangible asst impairment of Optogration and NRE asset groups.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by foreign subsidiaries of the Company as of September 30, 2025 and December 31, 2024 was not material.
The Company’s revenue is derived from customers located in the United States and international markets. Two customers, customer B and customer A, accounted for 40% and 33% of the Company’s accounts receivable as of September 30, 2025, respectively. Two customers, customer B and customer A, accounted for 32% and 22% of the Company’s accounts receivable as of December 31, 2024, respectively.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies except as noted below related to issuance of preferred stock and allowance for credit loss during the nine months ended September 30, 2025.
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
Current Expected Credit Loss
The Company applies ASC 326, Financial Instruments – Credit Losses (“CECL”), to financial assets measured at amortized cost, including promissory notes receivable. Under CECL, the Company estimates lifetime expected credit losses based on relevant historical experience, current conditions, and reasonable and supportable forecasts. Expected credit losses are recognized through an allowance for credit losses, which is adjusted each reporting period as new information becomes available. Provisions for credit losses are recorded in the condensed consolidated statements of operations within other income (expense), net to reflect current period changes in the allowance. Financial assets that are determined to be uncollectible are written off against the allowance for credit losses.
Recent Accounting Pronouncements Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 will be effective for the Company for the fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company prospectively early adopted ASU 2024-04 as of January 1, 2025. The Company recorded a gain on extinguishment of $21.5 million as a result of Troubled Debt Restructuring (“TDR”) related to the Exchange Transactions (as defined in Note 9) for the 2026 Convertible Senior Notes (as defined in Note 9), and the extinguishment gain was recorded in the other income (expense), net in the condensed consolidated statements of operations. See Note 9 for additional information.
Recent Accounting Pronouncements Not Yet Effective
In September 2025, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The ASU was updated to consider different methods of software development and requires internal use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
the software has been resolved. The ASU is effective for annual reporting period beginning after December 15, 2027, and interim reporting within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 Revenue from Contracts with Customers. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting period beginning after December 15, 2025, and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating the impact of ASU 2025-05 on the Company’s condensed consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public company to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for the Company for the annual period beginning January 1, 2025 with early adoption permitted. The Company is currently evaluating the new disclosure requirements and while the ASU will expand the income tax footnote disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$14,778	79%	$14,022	91%
Asia Pacific	119	1%	202	1%
Europe and Middle East	3,852	21%	1,269	8%
Total	$18,749	100%	$15,493	100%
Revenue by timing of recognition:
Recognized at a point in time	$13,689	73%	$12,609	81%
Recognized over time	5,060	27%	2,884	19%
Total	$18,749	100%	$15,493	100%
Revenue by segment:
Autonomy Solutions	$11,381	61%	$9,766	63%
ATS	7,368	39%	5,727	37%
Total	$18,749	100%	$15,493	100%

	Nine Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$43,383	82%	$50,122	94%
Asia Pacific	630	1%	299	1%
Europe and Middle East	9,256	17%	2,490	5%
Total	$53,269	100%	$52,911	100%
Revenue by timing of recognition:
Recognized at a point in time	$38,628	73%	$43,721	83%
Recognized over time	14,641	27%	9,190	17%
Total	$53,269	100%	$52,911	100%
Revenue by segment:
Autonomy Solutions	$35,444	67%	$36,066	68%
ATS	17,825	33%	16,845	32%
Total	$53,269	100%	$52,911	100%
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
The opening and closing balances of contract assets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract assets, current	$2,542	$16,199
Contract assets, non-current	—	—
Ending balance	$2,542	$16,199

The significant changes in contract assets balances consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$16,199	$16,603
Amounts billed that were included in the contract assets beginning balance	(14,421)	(3,737)
Contract assets from acquisition of EM4 (See Note 3)	—	1,644
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	764	1,689
Ending balance	$2,542	$16,199
The opening and closing balances of contract liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract liabilities, current	$3,739	$1,918
Contract liabilities, non-current	—	—
Ending balance	$3,739	$1,918
The significant changes in contract liabilities balances consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$1,918	$3,932
Revenue recognized that was included in the contract liabilities beginning balance	(1,696)	(2,980)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,517	966
Ending balance	$3,739	$1,918
Remaining Performance Obligations
Revenue allocated to remaining performance obligations was $3.7 million as of September 30, 2025 and includes amounts within contract liabilities. The Company expects to recognize approximately 100% of this revenue over the next 12 months.
Note 5. Restructuring
On May 3, 2024, the Company announced a restructuring plan (“2024 Restructuring Plan”), including a reduction in its workforce by approximately 20%. On September 20, 2024, the Company announced additional actions under the 2024 Restructuring Plan that included a cumulative reduction in workforce of approximately 30% of the Company’s full-time employees since the beginning of 2024. On May 15, 2025, the Company began executing additional restructuring efforts (“2025 Restructuring Plan”), including a reduction in its workforce. The actions associated with the 2025 Restructuring Plan commenced immediately and are expected to be substantially complete by the end of 2025. By September 30, 2025, the reduction in workforce actions resulted in the termination of 287 employees. Separation costs associated with the 2025 Restructuring Plan amounted to $1.7 million and $3.0 million during the three and nine months ended September 30, 2025, respectively, have been included as restructuring costs in the condensed consolidated statement of operations.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the restructuring charges for the 2024 Restructuring Plan and the 2025 Restructuring Plan as of September 30, 2025 (in thousands):

Restructuring Expense
Balance as of December 31, 2024	$772
Restructuring charges	2,952
Cash payments	(2,567)
Non-cash charges	(17)
Balance payable and accrued liabilities as of September 30, 2025	$1,140
The entire balance payable of $1.1 million relates to the Autonomy Solutions segment.
Note 6. Investments
Debt Securities
The Company’s investments in debt securities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,474	$20	$(1)	$16,493
Total debt securities	$16,474	$20	$(1)	$16,493
Included in cash and cash equivalents	$—	$—	$—	$—
Included in marketable securities	$16,474	$20	$(1)	$16,493

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,933	$22	$—	$10,955
Commercial paper	19,067	7	—	19,074
Corporate bonds	81,207	166	(16)	81,357
Certificate of deposits	1,561	—	—	1,561
Total debt securities	$112,768	$195	$(16)	$112,947
Included in cash and cash equivalents	$16,280	$5	$—	$16,285
Included in marketable securities	$96,488	$190	$(16)	$96,662
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Corporate bonds	$(1)	$4,503	$(16)	$31,546
Total	$(1)	$4,503	$(16)	$31,546

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity Investments
The Company’s equity investments consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Condensed Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Money market funds(1)	Cash and cash equivalents	$21,277	$17,730
Marketable equity investments(1)	Marketable securities	3,015	3,165
Investment in non-marketable securities(2)	Other non-current assets	10,000	10,000
Total		$34,292	$30,895
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
In May 2025, the Company and Forterra entered into the Unit Repurchase Agreement pursuant to which Forterra repurchased 3,459 Class A Common Units for a price per unit of $840.63 for an aggregate purchase price of $2.9 million. The gain on sale of equity investment was recorded in other income (expense), net in the condensed consolidated statements of operations.
Note 7. Financial Statement Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$33,205	$48,825
Money market funds	21,277	17,730
U.S. treasury securities	—	5,519
Commercial paper	—	9,967
Corporate bonds	—	799
Total cash and cash equivalents	$54,482	$82,840
Inventory
Inventory comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$12,137	$6,932
Work-in-process	821	3,917
Finished goods	3,145	4,059
Total inventory	$16,103	$14,908
The Company’s inventory write-downs were $1.2 million and $4.6 million for the three and nine months ended September 30, 2025 and $2.9 million and $20.7 million for the three and nine months ended September 30, 2024, respectively. The write-downs were primarily due to obsolescence charges as a result of changes in product design, lower of cost or market assessment, yield losses, and other adjustments.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$7,410	$8,321
Contract assets	2,542	16,199
Advance payments to vendors	38	274
Other receivables	5,163	6,704
Total prepaid expenses and other current assets	$15,153	$31,498
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$63,519	$62,982
Computer hardware and software	8,475	8,404
Land	1,001	1,001
Leasehold improvements	22,620	22,620
Vehicles, including demonstration fleet	2,231	2,139
Furniture and fixtures	398	398
Construction in progress	1,540	887
Total property and equipment	99,784	98,431
Impairment	(5,976)	—
Accumulated depreciation	(56,010)	(46,150)
Total property and equipment, net	$37,798	$52,281
Property and equipment capitalized under finance lease were not material.
Depreciation expense associated with property and equipment was $3.2 million and $9.9 million for the three and nine months ended September 30, 2025, and $4.7 million and $17.1 million for the three and nine months ended September 30, 2024, respectively.
Due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. The Company tested impairment for its long-lived assets and goodwill for the quarter ended September 30, 2025 (see discussion below).
Property and equipment impairment for the quarter ending September 30, 2025 is $6.0 million.
The Company continually evaluates opportunities for optimizing its manufacturing processes and product design, including evaluating its sourcing strategies to reduce per unit sensor manufacturing costs. In 2023, the Company finalized and committed to a change in sourcing of certain sub-assemblies and components from one supplier to another, which required the Company to abandon certain equipment located at the legacy supplier. As a result, the Company reduced the useful lives of the long-lived assets within the impacted asset group in line with when these assets are expected to be abandoned and it was fully depreciated in the second quarter of 2025. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $0.3 million of incremental accelerated depreciation charges in the nine months ended September 30, 2025.
Intangible Assets
The following table summarizes the activity in the Company’s intangible assets (in thousands):

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2025	December 31, 2024
Beginning of the period	$15,556	$22,994
Additions	—	—
Amortization	(3,095)	(4,188)
Impairment	(1,475)	(3,250)
End of the period	$10,986	$15,556
Intangible assets were acquired in connection with the Company’s acquisition of Optogration in August 2021, Freedom Photonics in April 2022, and acquisition of certain assets from Solfice in June 2022 and Seagate in January 2023. The components of intangible assets were as follows (in thousands):

	September 30, 2025					December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(2,907)	$(454)	$369	0.5	$3,730	$(2,295)	$—	$1,435	3.2
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(558)	—	62	0.5	620	(464)	—	156	1.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	21,400	(9,824)	(1,021)	10,555	4.1	21,400	(7,435)	—	13,965	4.9
IPR&D	6,250	—	(6,250)	—	—	6,250	—	(6,250)	—	—
Total intangible assets	$32,780	$(14,069)	$(7,725)	$10,986	3.9	$32,780	$(10,974)	$(6,250)	$15,556	4.7
(1) See below for discussions related to impairment charges.
The Company tested impairment for the quarter ending September 30, 2025. Long-lived intangible asset impairment for the quarter ending September 30, 2025 is $1.5 million.
Amortization expense related to intangible assets was $1.0 million and $3.1 million for the three and nine months ended September 30, 2025 and $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.
The expected future amortization expense for intangible assets was as follows (in thousands):

Year Ending December 31,	Expected Future Amortization Expense
2025 (remaining three months)	$970
2026	3,226
2027	3,010
2028	1,518
2029	1,382
Thereafter	880
Total	$10,986
Goodwill
The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):

	Autonomy Solutions	ATS	Total
Balance as of December 31, 2024	$1,750	$2,244	$3,994
Impairment of goodwill related to Optogration	—	(2,244)	(2,244)
Balance as of September 30, 2025	$1,750	$—	$1,750

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $18.1 million. No impairment charge has been recorded by the Autonomy Solutions reportable segment.
The Luminar and Optogration reporting units were tested for impairment in the quarter ending September 30, 2025. In September 2025, a goodwill impairment loss of $2.2 million was recognized in the Optogration reporting unit. The goodwill in the Luminar reporting unit was not impaired. The fair value of the two reporting units was estimated using the expected present value of future cash flows. The Luminar reporting unit and Optogration reporting unit are part of the Autonomy Solutions reportable segment and the ATS reportable segment, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Security deposits	$1,357	$2,285
Non-marketable equity investment (see Note 6 for additional information)	10,000	10,000
Prepaid expenses non-current	1,999	3,587
Other non-current assets	345	804
Total other non-current assets	$13,701	$16,676
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$6,628	$10,284
Accrued expenses	8,429	10,334
Warranty reserves	5,050	850
Contract liabilities	3,739	1,918
Accrued interest payable and other liabilities	10,069	8,181
Total accrued and other current liabilities	$33,915	$31,567
For the three and nine months ended September 30, 2025, the Company recorded $1.0 million and $1.1 million, respectively, and $3.2 million and $15.7 million for the three and nine months ended September 30, 2024, respectively, in cost of sales (services) for estimated losses expected to be incurred on NRE service projects with certain customers. The estimated contract losses recorded for the three and nine months ended September 30, 2025 were primarily driven by changes in scope of project deliverables agreed upon with a customer.
Note 8. Allowance for Credit Losses
In June 2025, the Company issued a $2.2 million promissory note receivable to Next Semiconductor Technologies, Inc, reported within prepaid expenses and other current assets in the condensed consolidated balance sheet. The promissory note was accounted for as a financial asset measured at amortized cost and evaluated for expected credit losses under ASC 326, Financial Instruments - Credit Losses (“CECL”).
In the third quarter of 2025, Next Semiconductor Technologies defaulted on its repayment obligations. As a result, the Company evaluated the promissory note for expected credit losses and determined that the full carrying amount of the promissory note was no longer expected to be collected. The Company recorded a provision for credit losses of $2.2 million for the quarter ended September 30, 2025.
The following table sets forth the activity in allowance for credit losses (in thousands):

	September 30, 2025	December 31, 2024
Beginning of the period	$—	$—
Provision for credit loss	2,186	—
Write-offs	(2,186)	—
End of the period	$—	$—

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
Each $1,000 principal amount of the 2026 Convertible Senior Notes is initially convertible into 3.3365 shares of the Company’s Class A common stock, par value $0.0001, which is equivalent to an initial conversion price of approximately $299.70 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events prior to the maturity date but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of some or all of the 2026 Convertible Senior Notes, the Company will, under certain circumstances, increase the conversion rate of the 2026 Convertible Senior Notes for a holder who elects to convert its 2026 Convertible Senior Notes in connection with such a corporate event or convert its 2026 Convertible Senior Notes called for redemption during the related redemption period, as the case may be. The 2026 Convertible Senior Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (2) the trading day immediately before the date the Company sends such notice. If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Convertible Senior Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their 2026 Convertible Senior Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.The indenture governing the 2026 Convertible Senior Notes also contains customary events of default, including for cross-defaults resulting from the Company’s failure to pay principal when due and payable on other indebtedness with a principal balance of at least $50,000,000, provided such other indebtedness has first been accelerated. See also discussion of the Event of Default and Forbearance Agreements relating to the Senior Notes in Note 19, Subsequent Events.
Holders of the 2026 Convertible Senior Notes may convert their 2026 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the 2026 Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of September 30, 2025, the conditions allowing holders of the 2026 Convertible Senior Notes to convert were not met.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In May 2025, the Company entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of the Company’s 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “May 2025 Exchanged Notes”) for an aggregate of 1,098,931 newly issued shares of the Company’s Class A common stock (the “May 2025 Exchange Transactions”) and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes (the “Repurchased Notes”) for an aggregate of $30.3 million in cash (the “Repurchase Transaction”), in each case, inclusive of accrued and unpaid interest on the May 2025 Exchanged Notes and Repurchased Notes.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a result of March 2025 and May 2025 Exchange Transactions and Repurchase Transaction, during the nine months ended September 30, 2025, the Company recognized and $21.5 million gain on debt extinguishment as a result of TDR, which represented the difference between the carrying value of the 2026 Convertible Senior Notes and fair value of the Class A common stock issued and amount of legal fees incurred. The extinguishment gain was recorded in other income (expense), net in the condensed consolidated statements of operations.
The net carrying amount of the 2026 Convertible Senior Notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$134,883	$203,083
Unamortized debt discount and issuance costs	(850)	(2,068)
Net carrying amount	$134,033	$201,015
The following table sets forth the interest expense recognized related to the 2026 Convertible Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$425	$1,189	$1,555	$5,084
Amortization of debt discount and issuance costs	176	481	645	2,099
Total interest expense	$601	$1,670	$2,200	$7,183
The remaining term over which the debt discount and issuance costs will be amortized is 1.3 years. Contractual interest expense is reflected as a component of other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024, respectively.
Senior Notes
On August 8, 2024, the Company issued $100.0 million aggregate principal amount of Senior Notes in a private placement (the “Note Purchase”). At the time of the issuance, the fair value of the Senior Notes was $97.0 million, resulting in a debt discount of $3.0 million.
The Senior Notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Senior Notes will bear floating interest at a rate equal to Term SOFR plus 9.0%, subject to a Term secured overnight financing rate (“SOFR”) floor of 3.0%, resulting in an effective interest rate of 14.8% as of September 30, 2025. Interest is payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
revolving credit facility permitted under the First Lien Indenture, of not less than $35.0 million as of the last day, or for more than five days, of any calendar month. The First Lien Indenture also contains customary events of default.
As of September 30, 2025, the Company has classified the Senior Notes as a non-current liability. Initial debt discount and issuance costs aggregating approximately $4.9 million were initially recorded as a reduction to the principal amount and will be amortized as interest expense over the contractual terms of the Senior Notes based on the effective interest rate of 16.0%. See also discussion of the Event of Default and Forbearance Agreements relating to the Senior Notes in Note 19, Subsequent Events.
The Company recognized interest expense of $3.6 million and $10.7 million for the Senior Notes during the three and nine months ended September 30, 2025, respectively, which included $0.2 million and $0.7 million from the amortization of debt discount and issuance costs, respectively.
The net carrying amount of the Senior Notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$100,000	$100,000
Unamortized debt discount and issuance costs	(3,783)	(4,501)
Net carrying amount	$96,217	$95,499
The remaining term over which the debt discount and issuance costs will be amortized is 2.9 years.
The Company estimated the fair value of the Senior Notes using a binomial model as of August 8, 2024, with the following valuation inputs: payment interest rate of 12.4% - 14.3%, effective borrowing rate of 14.4%, interest rate volatility of 23.0%.
The Company estimated the fair value of the Senior Notes using a binomial model as of September 30, 2025, with the following valuation inputs: payment interest rate of 11.5% - 12.4%, effective borrowing rate of 8.9%, interest rate volatility of 33.0%.
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
As of September 30, 2025, the Company has classified the 2030 Convertible Notes as a non-current liability. Initial debt discount (including the initial fair value of the bifurcated derivative liabilities) and issuance costs aggregating approximately $21.6 million and $33.3 million were initially recorded as a reduction to the principal amount of the Series 1 Notes and Series 2 Notes, respectively, and will be amortized as interest expense over the contractual terms of the 2030 Convertible Notes based on the effective interest rates of 16.3% and 16.3%, respectively. See also discussion of the Event of Default and Forbearance Agreements relating to the 2030 Convertible Senior Notes in Note 19, Subsequent Events.
There were no Series 2 Notes converted by the holders during the three months ended September 30, 2025. During the nine months ending September 30, 2025, $2.0 million in aggregate principal amount of Series 2 Notes were converted by the holders. The Company issued 127,466 shares of the Class A common stock to settle such conversion. During the nine months ended September 30, 2025, the Company recognized a debt extinguishment gain of $0.6 million on such conversions which was recorded in other income (expense), net in the condensed consolidated statements of operations.
The Company recognized interest expense of $1.8 million and $6.4 million for the Series 1 Notes and Series 2 Notes, respectively, during the three months ended September 30, 2025, which included $0.5 million and $1.1 million, respectively, from the amortization of debt discount and issuance costs. The Company recognized interest expense of $5.2 million and $18.8 million for the Series 1 Notes and Series 2 Notes, respectively, during the nine months ended September 30, 2025, which included $1.4 million and $3.1 million, respectively, from the amortization of debt discount and issuance costs.
The net carrying amount of the 2030 Convertible Notes was as follows (in thousands):

	September 30, 2025		December 31, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Principal	$55,245	$181,453	$55,245	$183,453
Unamortized debt discount and issuance costs	(12,380)	(26,890)	(13,800)	(30,306)
Net carrying amount	$42,865	$154,563	$41,445	$153,147

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The remaining term over which the debt discount and issuance costs will be amortized is 4.3 years.
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
The following table shows the estimated fair value of the derivative liabilities and the change in fair value:

	September 30, 2025		September 30, 2024
	Series 1 Notes	Series 2 Notes	Series 1 Notes	Series 2 Notes
Derivative liability, beginning of period	$3,242	$6,169	$25,254	$23,980
Change in fair value	(2,672)	(5,170)	(2,379)	(97)
Decrease of derivative liability upon exercise of conversion option	—	(69)	(6,684)	—
Derivative liability, end of period	$570	$930	$16,191	$23,883
The Company estimated the fair value of the 2030 Convertible Notes and derivative liability using a binomial model, with the following valuation inputs:

	Series 1 Notes		Series 2 Notes
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Conversion price	$21.81	$21.81	$36.35	$36.35
Risk-free rate	3.63%	4.30%	3.63%	4.30%
Effective borrowing rate	49.76%	10.75%	49.76%	10.75%
Volatility	70.00%	50.00%	70.00%	50.00%
Stock price	$1.91	$5.38	$1.91	$5.38
Payment interest rate	9.00%	9.00%	11.50%	11.50%
Redemption price	$28.35	$28.35	$47.25	$47.25
Credit Facility
In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of September 30, 2025.
Note 10. Fair Value Measurements
As of September 30, 2025, the Company carried cash equivalents, marketable securities, bifurcated derivatives associated with the 2030 Convertible Notes and Private Warrants that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 14 for further information on the Company’s fixed value equity awards.
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
Marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.
Given that the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc. (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The fair value of Private Warrants was at de minimis as of September 30, 2025 and December 31, 2024.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,277	$—	$—	$21,277
Total cash equivalents	$21,277	$—	$—	$21,277
Marketable securities:
Corporate bonds	$—	$16,493	$—	$16,493
Marketable equity investments	3,015	—	—	3,015
Total marketable securities	$3,015	$16,493	$—	$19,508
Liabilities:
Derivative liability	$—	$—	$(1,500)	$(1,500)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measured as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,730	$—	$—	$17,730
U.S. treasury securities	5,519	—	—	5,519
Commercial paper	—	9,967	—	9,967
Corporate bonds	—	799	—	799
Total cash equivalents	$23,249	$10,766	$—	$34,015
Marketable securities:
U.S. treasury securities	$5,436	$—	$—	$5,436
Certificate of deposits	—	1,561	—	1,561
Commercial paper	—	9,107	—	9,107
Corporate bonds	—	80,558	—	80,558
Marketable equity investments	3,165	—	—	3,165
Total marketable securities	$8,601	$91,226	$—	$99,827
Liabilities:
Derivative liability	$—	$—	$(9,410)	$(9,410)
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s outstanding 2026 Convertible Senior Notes was $90.6 million and $93.6 million, respectively. The fair value was determined based on the quoted price of the 2026 Convertible Senior Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy. See Note 9 for further information on the Company’s 2026 Convertible Senior Notes.
As of September 30, 2025, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2030 Convertible Notes, excluding the bifurcated derivative liabilities value was $18.4 million and $69.0 million, respectively. As of December 31, 2024, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2030 Convertible Notes, excluding the bifurcate derivative liabilities value was $52.1 million and $190.8 million, respectively. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Senior Notes was $108.2 million and $111.0 million, respectively. The fair value was determined based on a binomial lattice model and have been classified as Level 3 in the fair value hierarchy. See Note 9 for further information on these notes.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(85,845)	$27,403	$(189,435)	$(228,918)
Less: Deemed dividend on Series A preferred stock	(3,682)	—	(11,284)	—
2026 Convertible Senior Notes extinguishment	—	(141,203)	—	—
2030 Convertible Notes extinguishment	—	(5,355)	—	—
Net income (loss) attributable to common stockholders	$(89,527)	(119,155)	$(200,719)	$(228,918)
Denominator:
Weighted average common shares outstanding—Basic	69,281,237	32,001,765	53,586,034	30,190,418
Dilutive effect of potential common shares
2026 Convertible Senior Notes extinguishment	—	587,842	—	—
2030 Convertible Notes extinguishment	—	345,391	—	—
Weighted average common shares outstanding—Diluted	69,281,237	32,934,998	53,586,034	30,190,418
Net income (loss) per share
Basic	$(1.29)	$0.86	$(3.75)	$(7.58)
Diluted	$(1.29)	$(3.62)	$(3.75)	$(7.58)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of September 30, 2025 because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of September 30, 2025:

September 30, 2025
Warrants	383,836
Stock-based awards—Equity classified	2,950,798
Stock-based awards—Liability classified	6,201,269
Vendor stock-in-lieu of cash program	1,339,441
Series 1 Notes	2,533,361
Series 2 Notes	4,992,516
2026 Convertible Senior Notes	450,037
Series A preferred stock	1,686,074
Earn-out shares	573,780
Total	21,111,112
Note 12. Preferred Stock
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
The Company’ Series A Preferred Stock is redeemable at the option of the Company, upon the payment in full of certain Company debt or the occurrence of a “Fundamental Transaction”, each as described below. The Series A Preferred Stock is redeemable at the option of the holders following a period of time after the maturity date of the First Lien Notes and the Second

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lien Notes or in connection with a Fundamental Transaction, each as described below, and is classified as mezzanine. The Series A Preferred stock was initially recorded at fair value upon issuance in the amount of $29.4 million, net of issuance cost, commitment fee and discount. During the three and nine months ended September 30, 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of 19,800 shares and 31,800 shares of Series A Preferred Stock into 8,418,752 shares and 12,506,641 shares of Class A common stock, respectively.
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
Conversion Rights
Each share of Series A Preferred Stock is convertible, at the option of the holder, into shares of Class A common stock at a conversion price equal to the lesser of (i) a fixed price of $4.752 and (ii) 95% of the lowest volume weighted average price (“VWAP”) over the five trading days immediately preceding the conversion date, subject to a floor price of $0.792. The conversion price is subject to adjustment for stock split, combinations, dividends, and similar events. When the effective conversion price is determined based on subclause (ii) above, it is in substance a share-settled redemption feature since the investors would receive a determinable payoff on their investment in the Series A Preferred Stock. As of September 30, 2025, the redemption feature was exercisable because the effective conversion price was determined by subclause (ii) above. Therefore, as of September 30, 2025, it was probable that the Series A Preferred Stock would become redeemable. Accordingly, the carrying amount of the Series A Preferred Stock was required to be accreted to its redemption value. During the three and nine months ended September 30, 2025, the Company recorded $3.7 million and $11.3 million in deemed dividends, representing the accretion of the Series A Preferred Stock to the redemption value, which reduced earnings attributable to the Class A common stockholders.
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
Note 13. Stockholders’ Equity
Class A and Class B Common Stock
The Company’s board of directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of September 30, 2025, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of September 30, 2025, the Company had 72,493,635 shares issued and 71,036,072 shares outstanding of Class A common stock, and 4,872,578 shares issued and outstanding of Class B common stock. Holders of Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in the Company’s Second Amended and Restated Certificate of Incorporation.
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company issued 6,280,277 shares and 12,527,353 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2025 for net proceeds of $14.7 million and $36.2 million, respectively. As of September 30, 2025, the amount available for sale under the 2024 Sales Agreement was $172.5 million.
Private Warrants
As of December 31, 2024, the number of shares of Class A common stock issuable upon exercise of the outstanding Private Warrants were 111,218 shares. No Private Warrants were exercised during the three and nine months ended September 30, 2025. The Private Warrants expire on December 2, 2025. Each Private Warrant allows the holder to purchase one share of Class A common stock at $172.50 per share.
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
During the three and nine months ended September 30, 2025, the Company issued 1,600,000 and 2,600,000 shares of Class A common stock to an affiliate of a Company vendor, TPK Holding Co., Ltd. (“TPK”), under the Stock-in-lieu of Cash Program. The shares were issued as consideration for service to be rendered or other payment obligations over the next several fiscal quarters, pursuant to contractual arrangements between the Company and TPK.
As of September 30, 2025, the Company had a total of $4.6 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.
The Company’s vendor Stock-in-lieu of Cash Program activity for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	2,632	$91.05
Granted	2,733,642	4.34
Forfeited	—	—
Vested	(2,733,642)	4.34
Unvested shares as of September 30, 2025	2,632	91.05

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Stock-based Compensation
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
The Company’s stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2024	412,207	$24.84	4.68	$—
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(53,285)	25.05
Outstanding as of September 30, 2025	358,922	24.81	4.34	—
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
performance-based equity awards that vest upon achievement of certain performance milestones. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the nine months ended September 30, 2025 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	1,765,668	$56.60	864	$231.30
Granted	4,548,760	3.81	—	—
Forfeited	(634,569)	34.19	(864)	231.30
Vested	(3,160,486)	15.62	—	—
Outstanding as of September 30, 2025	2,519,373	18.35	—	—
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
Freedom Photonics Awards
As part of the Freedom Photonics acquisition in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. As of September 30, 2025, it is probable that the remaining conditions will be met for an amount equal to approximately $4.5 million of post combination compensation. During the three and nine months ended September 30, 2025, the Company made payments of $2.3 million related to these arrangements.
Management Awards
Activity of the Company’s management awards that include market conditions for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	915,830	$106.99
Granted	820,379	2.96
Forfeited	(549,831)	117.99
Vested	—	—
Outstanding as of Change in units based on performance	(216,000)	138.00
Outstanding as of September 30, 2025	970,378	5.91
During the nine months ended September 30, 2025, the Company recorded a reversal of $34.7 million of share based compensation expense in general and administrative in the condensed consolidated statements of operations as a result of the resignation of the former CEO.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Compensation expense
Stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$607	$1,204	$3,259	$4,897
Research and development	4,300	10,862	15,429	41,724
Sales and marketing	967	4,171	4,242	12,951
General and administrative	4,569	15,531	(13,705)	53,740
Stock-based compensation related to restructuring	26	1,068	(33)	2,480
Total	$10,469	$32,836	$9,192	$115,792
Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity Classified Awards:
Stock options	$—	$69	$—	$437
RSUs	10,434	21,377	32,763	78,356
Management awards	564	5,814	(26,469)	17,229
ESPP	61	168	381	667
Stock-based compensation related to restructuring	26	1,068	(33)	2,480
Liability Classified Awards:
Equity-settled fixed value	1,067	3,552	4,406	11,466
Freedom Photonics	(1,683)	563	(567)	2,650
Other	—	225	(1,289)	2,507
Total	$10,469	$32,836	$9,192	$115,792
Note 15. Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2025, was ($25,000) and $0.3 million, respectively. The effective tax rate was 0.0% and (0.2)% for the three and nine months ended September 30, 2025, respectively. Provision for income taxes for the three and nine months ended September 30, 2024, was $0.2 million. The effective tax rate was 0.6% and (0.1)% for the three and nine months ended September 30, 2024, respectively. The effective tax rates differ significantly from the statutory tax rate of 21%, primarily due to the Company’s valuation allowance movement in each period presented and taxes on foreign earnings.
Note 16. Leases
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,815	$2,927	$6,151	$8,596
Variable lease cost	218	332	708	990
Total operating lease cost	$2,033	$3,259	$6,859	$9,586
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(6,655)	$(8,174)
Recognition/(derecognition) of right-of-use asset in exchange for lease obligations:
Operating leases	$(7,906)	$2,543
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$17,108	$31,479
Operating lease liabilities:
Operating lease liabilities, current	$7,362	$10,049
Operating lease liabilities, non-current	13,047	24,083
Total operating lease liabilities	$20,409	$34,132
Weighted average remaining terms were as follows (in years):

	September 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	3.71	4.20
Weighted average discount rates were as follows:

	September 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	6.69%	6.25%
Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Year Ending December 31,
2025 (remaining three months)	$1,938
2026	7,308
2027	6,274
2028	3,417
2029	1,506
Thereafter	2,555
Total lease payments	22,998
Less: imputed interest	(2,589)
Total leases liabilities	$20,409
As part of the impairment assessment of long-lived assets, during the three and nine months ended September 30, 2025, the Company recorded an impairment of the right-of-use asset of $1.5 million for Optogration and NRE asset groups.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17. Commitments and Contingencies
Purchase Obligations
The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $74.4 million as of September 30, 2025.
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
Johnson v. Luminar Technologies, Inc., et al.
On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed a second amended complaint, Defendants filed a motion to dismiss the second amended complaint on August 22, 2024, and the motion was granted on December 12, 2024. Plaintiff filed a third amended complaint and Defendants filed their motion to dismiss the third amended complaint on February 24, 2025, and the motion was denied on September 10, 2025. The Company intends to continue to vigorously defend the litigation. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same purported wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. The Company disputes the allegations in the complaint and intends to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.
Yskollari v. Luminar Technologies, Inc., et al.
On July 23, 2025, a putative class action entitled Yskollari v. Luminar Technologies, Inc., et al., Case No. Case 6:25-cv-01384, was filed in the United States District Court for the Middle District of Florida, against the Company and former and current employees. The suit asserts purported claims on behalf of purchasers of the Company’s securities between March 20, 2025, and May 14, 2025 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the former CEO’s conduct and seeks compensatory damages. The Company intends to vigorously defend the litigation. On August 21, 2025, a shareholder derivative suit entitled Buttrey v. Russell, et al., No. 6:25-cv-01592-CEM-NWH (M.D. Fla.) was filed in the United States District Court for the Middle District of Florida against the board and current and former employees alleging claims for breach of fiduciary duties, and for violations of Sections 10(b), 20(a) and 21D of the Securities Exchange Act of 1934 based on the same alleged facts and circumstances described in the Yskollari putative securities class action. In September 2025, two other shareholder derivative lawsuits averring similar claims to Buttrey were filed in the United States District Court for the Middle District of Florida: Bandele v. Russell, et al., No. 6:25-cv-01699-CEM-NWH, and Levitan v. Fennimore et al., No. 6:25-cv-01840-CEM-DCI. On October 4, 2025, the plaintiffs in these three shareholder derivative suits filed a motion to consolidate the three actions. The Company disputes the allegations in the complaints and intends to vigorously defend the litigation.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
SEC Investigation
The Company recently received a subpoena from the SEC for documents in connection with an investigation the SEC is conducting to determine whether there has been a violation of federal securities laws. The Company is cooperating with the investigation. The SEC informed the Company that its investigation does not mean that it has concluded that anyone has violated the law and that receipt of the subpoena does not mean that the SEC has a negative opinion of any person, entity, or security. The Company, however, can offer no assurances as to the outcome of this investigation or its potential effect, if any, on the Company.
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
The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results and reconciliations to the Company’s condensed consolidated balances are as follows (in thousands):

Three Months Ended September 30, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$8,907	$4,782	$13,689
Services	2,474	2,586	5,060
Intersegment revenue	—	2,468	2,468
	11,381	9,836	21,217
Reconciliation of revenue
Elimination of intersegment revenue			(2,468)
Total revenue			18,749
Less:
Depreciation and amortization	3,404	780	4,184
Other segment items (a)	75,264	16,431	91,695
Operating loss	$(67,287)	$(7,375)	$(74,662)
Reconciliation of profit or loss
Other income (expense), net			(11,208)
Loss before provision for income taxes			$(85,870)

Other significant items:
Total assets	$160,010	$43,506	$203,516
Inventory	$12,488	$3,615	$16,103

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Three months ended September 30, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$9,386	$3,295	$12,681
Services	380	2,432	2,812
Intersegment revenue	—	4,103	4,103
	9,766	9,830	19,596
Reconciliation of revenue
Elimination of intersegment revenue			(4,103)
Total revenue			15,493
Less:
Depreciation and amortization	4,981	729	5,710
Other segment items (a)	110,917	18,826	129,743
Operating loss	$(106,132)	$(9,725)	$(115,857)
Reconciliation of profit or loss
Other income (expense), net			143,418
Loss before provision for income taxes			$27,561

Other significant items:
Total assets	$361,127	$42,287	$403,414
Inventory	$13,523	$4,113	$17,636
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$27,649	$10,979	$38,628
Services	7,795	6,846	14,641
Intersegment revenue	—	9,385	9,385
	35,444	27,210	62,654
Reconciliation of revenue
Elimination of intersegment revenue			(9,385)
Total revenue			53,269
Less:
Depreciation and amortization	10,685	2,271	12,956
Impairment of goodwill and intangible assets	—	—	—
Other segment items (a)	194,676	41,435	236,111
Operating loss	$(169,917)	$(16,496)	$(186,413)
Reconciliation of profit or loss
Other income (expense), net			(2,750)
Loss before provision for income taxes			$(189,163)

Other significant items:
Total assets	$160,010	$43,506	$203,516
Inventory	$12,488	$3,615	$16,103
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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$36,371	$7,350	$43,721
Services	(305)	9,495	9,190
Intersegment revenue	—	14,778	14,778
	36,066	31,623	67,689
Reconciliation of revenue
Elimination of intersegment revenue			(14,778)
Total revenue			52,911
Less:
Depreciation and amortization	18,055	2,114	20,169
Impairment of goodwill and intangible assets	—	—	—
Other segment items (a)	368,730	48,139	416,869
Operating loss	$(350,719)	$(18,630)	$(369,349)
Reconciliation of profit or loss
Other income (expense), net			140,611
Loss before provision for income taxes			$(228,738)

Other significant items:
Total assets	$361,127	$42,287	$403,414
Inventory	$13,523	$4,113	$17,636
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 33% and 18%, respectively, of the Company’s revenue for the three months ended September 30, 2025. Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 37% and 20%, respectively, of the Company’s revenue for the nine months ended September 30, 2025. Two customers, customer B and customer A of the Autonomy Solutions Segment, accounted for 34% and 17%, respectively, of the Company’s revenue for the three months ended September 30, 2024. One customer, customer B of Autonomy Solutions segment, accounted for 48% of the Company’s revenue for the nine months ended September 30, 2024. A vast majority of the Company’s long-lived assets are located in North America.
Note 19. Subsequent Events
Missed Interest Payments and Forbearance Agreements
On October 15, 2025, the Company did not make the quarterly interest payments due on such date (the “October 15 Interest Payments”) in respect of the 2030 Convertible Notes. Under the terms of the indenture governing the 2030 Convertible Notes (the “2030 Convertible Notes Indenture”), the failure to make the October 15 Interest Payments on the due date did not constitute an event of default under the 2030 Convertible Notes Indenture; however, the non-payment became an event of default under the 2030 Convertibles Notes Indenture and the indenture governing the Senior Notes (the “Senior Notes Indenture” and together with 2030 Convertible Notes Indenture, the “Indentures”) upon the Company’s failure to make the October 15 Interest Payments within the permitted 15-day grace period. The failure to make the October 15 Interest Payments after the end of the permitted grace period did not result in an event of default under the indenture governing the 2026 Convertible Senior Notes; however, should the indebtedness outstanding under either the 2030 Convertible Notes Indenture or the Senior Notes Indenture become accelerated as a result of the respective events of default, an event of default will occur under the indenture governing the 2026 Convertible Senior Notes. During the 15-day grace period, the Company and its advisors engaged in discussions with advisors to the Initial Forbearing Noteholders, including potential strategies and options for a comprehensive solution to the Company’s liquidity needs, which resulted in the entry into the First Forbearance

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Agreements with the Initial Forbearing Noteholders and Second and Third Forbearing Agreements with the Extending Forbearing Noteholders.
Pursuant to each First Forbearance Agreement, subject to the terms and conditions set forth therein, the Initial Forbearing Noteholders agreed to forbear from exercising any of their rights and remedies under the applicable indentures governing the 2030 Convertible Notes and Senior Notes and applicable law until November 6, 2025, as thereafter extended by the Extending Forbearing Noteholders pursuant to each Second Forbearance Agreement and Third Forbearance Agreement until November 12, 2025 and November 24, 2025, respectively, as a result of the Company’s failure to make the October 15 Interest Payments. The Company, its advisors and the advisors to the Extending Forbearing Noteholders continue to negotiate longer-term forbearance agreements with respect to the defaults under the indentures, and although there can be no assurances an agreement will be reached on acceptable terms or at all, the Company expects to enter into longer-term forbearance agreements prior to the expiration of the Extended Forbearance Period.
Due to the noteholders ability to accelerate the respective obligations under the Senior Notes and 2030 Convertible Notes absent the Forbearance Agreements, the Company expects to recognize the amounts due under the Senior Notes and 2030 Convertible Notes as current liabilities on its balance sheet as of December 31, 2025.
October 2025 Restructuring Plan
On October 29, 2025, the Company committed to a plan to reduce its workforce by approximately 25% in order to reduce operating costs. The reduction commenced immediately and is expected to be substantially completed by 2025 year-end. The Company estimates that it will incur approximately $2.0 million to $3.0 million in cash charges associated with employee severance and related employee costs, to be incurred primarily in the fourth quarter of 2025. The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
Lease Eviction
On October 23, 2025, a complaint for eviction and breach of contract was filed against the company with reference to a leased property at 2721 Discovery Drive in Orlando Florida styled, REVA Orlando Tech DST v. Luminar Technologies, Inc., Case No. 2025-CA-010392-O, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Company is engaged with the claimant regarding resolution.
Departure and Appointment of Chief Financial Officer
On October 31, 2025, the Company announced that Thomas J. Fennimore will step down as the Company’s Chief Financial Officer effective November 13, 2025 to pursue other career opportunities. Mr. Fennimore’s departure is not the result of any disagreement with the Company’s independent auditors or the Company on any matter relating to the Company’s financial statements, internal control over financial reporting, operations, policies or practices.
On November 7, 2025, the Company appointed Thomas Beaudoin as the Company’s Chief Financial Officer, effective November 13, 2025.
Conversion of Series A Preferred Stock
In October 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of additional 3,200 shares of Series A Preferred Stock into 1,803,518 shares of Class A common stock. As a result, all Series A Preferred Stock have been converted to Class A common stock.
Conversion of 2030 Convertible Series Notes
In October 2025, $0.5 million in aggregate principal amount of Series 2 Notes were converted by the holder. The Company issued 74,553 shares of the Class A common stock to settle such conversion.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our 2024 Annual Report, those discussed under the caption “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 filed with the SEC on May 20, 2025 and August 13, 2025, respectively, our Current Report on Form 8-K filed on October 31, 2025, and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.
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
Industrialization Update
We have typically entered into contract manufacturing services agreements with manufacturers, including Celestica and Fabrinet, to enable series production of our Iris LiDAR sensors through the assembly and testing of our transceiver sub-component based on our design and components and final assembly and testing of our LiDAR sensor, including the transceiver. On November 1, 2025, Celestica sent to us a notice of termination of the master services agreement and equipment and tooling agreement between Celestica and a subsidiary of the Company. We are currently reviewing our options with respect to our arrangements with Celestica, including entering into a new agreement or transitioning our LiDAR sensor testing and assembly process to a different manufacturer. See “—Business Update—Celestica Update” below. We also have a partnership with TPK Group, whereby we established an engineering center in China, staffed by TPK, to assist with our industrialization efforts, including manufacturing process design, development and validation, component process verification and validation, supplier development support, system validation, cost analysis, and benchmarking.
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
Business Updates
Strategic Alternatives
As previously announced, the Company is exploring a number of potential strategic alternatives with respect to the Company, including the sale of all or part of the Company’s business or assets, raising additional capital or restructuring its existing capital structure. Specifically, the Company has engaged Weil, Gotshal & Manges LLP, as legal advisers, Jefferies LLC, as investment banking advisers, and Portage Point Partners, LLC, as financial advisors, to assist the Company in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity. The Company has received and is actively evaluating nonbinding, preliminary proposals and indications of interest to purchase the entire Company as well as certain of its assets and business lines, including a preliminary proposal for one of our subsidiaries and an indication of interest for the entire company from Russell AI Labs, a company founded by our founder and former chief executive officer, Austin Russell. No assurances can be given that any strategic transaction will be consummated or that the Company will be able to raise additional capital. Any additional capital may include the issuance of additional shares of Class A common stock, which could result in substantial dilution to the Company’s existing stockholders. If the Company is unable to raise sufficient additional capital, unsuccessful in executing on any other strategic alternatives or unable to consummate another financing or restructuring solution, the Company will need to curtail or cease operations and/or seek relief under the U.S. Bankruptcy Code. In addition, a strategic transaction may be effected through a process under the U.S. Bankruptcy Code. In the event of a future liquidation or bankruptcy proceeding, holders of Class A common stock would likely suffer a total loss of their investment.
Wind-down of Data and Insurance Businesses
As part of our ongoing strategic review and focus on operational efficiency, we initiated the wind-down of our data and insurance businesses. The wind-down is expected to be substantially completed in the end of 2025. We do not expect these changes to impact our ability to deliver on our core customer programs or product commitments.
The wind-down of the data business is expected to result in a reduction in total revenue of approximately $16.3 million on a full-year run-rate basis. The revenue impact from the wind-down of the insurance business is not material. We expect the exit of both these businesses will reduce our operating expenses by approximately $31.6 million on a full-year run-rate basis starting in fourth quarter of 2025.
Volvo Update
In March 2025, we announced that our LiDAR technology will be equipped in the new Volvo ES90. This marks the second Volvo model to feature our technology, following the launch of the Volvo EX90. Our LiDAR sensors on initial EX90 vehicles are currently being used for road data collection and system training.
Volvo has since informed the Company that, beginning in April 2026, Volvo will no longer make the Company’s Iris LiDAR standard on its EX90 and ES90 vehicles. Volvo also informed the Company that it has deferred the decision as to whether to include LiDAR, including Halo (Luminar’s next generation LiDAR under development), in its next generation of vehicles from 2027 to 2029 at the earliest. As a result of these actions, the Company has made a claim against Volvo for significant damages and has suspended further commitments of Iris LiDAR products for Volvo pending resolution of the dispute. The Company is in discussions with Volvo concerning the dispute; however, there can be no assurance that the dispute will be resolved favorably or at all. Furthermore, there can be no guarantee that any claim or litigation against Volvo will be successful or that the Company will be able to recover damages from Volvo.
Caterpillar Update
In March 2025, we announced a collaboration with Caterpillar Inc. to integrate our LiDAR technology into Caterpillar’s next-generation autonomous solution. Each Caterpillar off-highway truck will feature two Iris LiDARs with a unique integration system designed exclusively for the customer.
Celestica Update
On November 1, 2025, Celestica sent to us a notice of termination of the master services agreement and equipment and tooling agreement between Celestica and a subsidiary of the Company. We are currently in the process of reviewing our options, including the potential for entering a new agreement with Celestica or transitioning our LiDAR sensors testing and assembly process to a different manufacturer.
Cost-Reduction Restructuring Plans
In 2024, we executed a restructuring and cost reduction plan (the “2024 Restructuring Plan”), consisting of events in both May and September, which included reducing our workforce by a cumulative 30%, as well as sub-leasing of certain facilities and other actions. We expect the actions outlined will be substantially complete by the end of 2025. In May 2025, we began additional restructuring efforts which included a reduction in workforce (the “May 2025 Restructuring Plan”). We expect the actions associated with the May 2025 Restructuring Plan to be substantially completed by the end of 2025.
As of September 30, 2025, we incurred $12.7 million in total charges associated with employee severance and related costs, including both cash and stock from the actions we took in May 2024, September 2024, May 2025, August 2025 and September 2025.
On October 29, 2025, the Company committed to a plan to further reduce its workforce by approximately 25% in order to reduce operating costs (the “October 2025 Restructuring Plan”). The reduction commenced immediately and the October 2025 Restructuring Plan is expected to be substantially completed by 2025 year-end. The Company estimates that it will incur approximately $2.0 million to $3.0 million in cash charges associated with employee severance and related employee costs, to be incurred primarily in the fourth quarter of 2025. The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Debt Exchanges
In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of our 1.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “March 2025 Exchanged Notes”) for newly issued shares of our Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the March 2025 Exchanged Notes (such exchanges, collectively, the “March 2025 Exchange Transactions”). We canceled the March 2025 Exchanged Notes received in the March 2025 Exchange Transactions. The March 2025 Exchange Transactions settled in four consecutive daily tranches, each for $4.6 million aggregate principal amount of March 2025 Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the March 2025 Exchange Transactions, we had issued an aggregate of 1,951,819 shares of Class A common stock in the March 2025 Exchange Transactions. We did not receive any cash proceeds from the March 2025 Exchange Transactions. See Note 9 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
In May 2025, we entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of our 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “May 2025 Exchanged Notes”) for an aggregate of 1,098,931 newly issued shares of our Class A common stock (the “May 2025 Exchange Transactions”) and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes (the “Repurchased Notes”) for an aggregate of $30.2 million in cash (the “Repurchase Transaction”), in each case, inclusive of accrued and unpaid interest on the May 2025 Exchanged Notes and Repurchased Notes. See Note 9 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.
Series A Purchase Agreement
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
Debt Conversions
Through the nine months ended September 30, 2025, we received notices from note holders of Series 2 (the “Series 2 Notes”) of the 2030 Convertible Notes (defined below) to convert the principal amount of $2.0 million of Series 2 Notes, upon which we issued 127,466 shares of Class A common stock on a reverse split-adjusted basis to settle such conversion of the Series 2 Notes.
Missed Interest Payments and Forbearance Agreements
On October 15, 2025, we did not make the quarterly interest payments due on such date (the “October 15 Interest Payments”) in respect of our 9.0% convertible second lien senior secured notes due 2030 and our 11.5% convertible second lien senior secured notes due 2030 (collectively, the “2030 Convertible Notes”). Under the terms of the indenture governing the 2030 Convertible Notes (the “2030 Convertible Notes Indenture”), the failure to make the October 15 Interest Payments on the due date did not constitute an event of default under the 2030 Convertible Notes Indenture; however, the non-payment became an event of default under the 2030 Convertible Notes Indenture and the indenture governing our first-lien, senior secured floating rate notes due 2028 (the “Senior Notes”) upon our failure to make the October 15 Interest Payments within the permitted 15-day grace period. During the 15-day grace period, we and our advisors engaged in discussions with advisors to an ad hoc group of holders (the “Initial Forbearing Noteholders”) of our Senior Notes and 2030 Convertible Notes beneficially owning, collectively, approximately 94.5% of the Senior Notes and approximately 89% of the 2030 Convertible Notes, including potential strategies and options for a comprehensive solution to the Company’s liquidity needs.
On October 30, 2025, the Company entered into forbearance agreements, effective on the same day (each, a “First Forbearance Agreement” and together, the “First Forbearance Agreements”), with the Initial Forbearing Noteholders. Pursuant to each First Forbearance Agreement, subject to the terms and conditions set forth therein, the Initial Forbearing Noteholders agreed to forbear from exercising any of their rights and remedies under the applicable indentures governing the Senior Notes and the 2030 Convertible Notes and applicable law originally until November 6, 2025 (the “First Forbearance Period”) as a result of the Company’s failure to make the October 15 Interest Payments (as defined in Note 19, Subsequent Events). On November 6, 2025, the Company and certain of the Initial Forbearing Noteholders (the “Extending Forbearing Noteholders”), which Extending Forbearing Noteholders beneficially owned, collectively, approximately 91.3% of the Senior Notes and approximately 85.8% of the 2030 Convertible Notes, entered into new forbearance agreements, effective as of November 6, 2025 (each, a “Second Forbearance Agreement” and together, the “Second Forbearance Agreements”), in connection with which the Extending Noteholders agreed to extend the First Forbearance Period with respect to the Senior Notes and 2030 Convertible Notes through November 12, 2025 (the “Second Forbearance Period”) in exchange for agreeing to pay the fees of advisors to the Initial Forbearing Noteholders and continued good-faith negotiations related to certain other fees and expenses payable to the Extending Noteholders in connection with future forbearance agreements. On November 12, 2025, the Company and the Extending Forbearing Noteholders entered into new forbearance agreements, effective as of November 12, 2025 (each, a “Third Forbearance Agreement” and together, the “Third Forbearance Agreements”; and, together with the First Forbearance Agreements and Second Forbearance Agreements, each a “Forbearance Agreement” and together, the “Forbearance Agreements”), in connection with which the Extending Forbearing Noteholders agreed to extend the Second Forbearance Period with respect to the Senior Notes and 2030 Convertible Notes through November 24, 2025 (the “Extended Forbearance Period”) in exchange for certain ongoing reporting obligations and the Company’s entry into confidentiality agreements with the Extending Forbearing Noteholders.We, our advisors and the advisors to the Extending Forbearing Noteholders continue to negotiate longer-term forbearance agreements with respect to the defaults under the indentures, and although there can be no assurances an agreement will be reached on acceptable terms or at all, we expects to enter into longer-term forbearance agreements prior to the expiration of the Extended Forbearance Period.
General risk updates
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
Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 33% and 18%, respectively, of the Company’s revenue for the three months ended September 30, 2025. Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 37% and 20%, respectively, of the Company’s revenue for the nine months ended September 30, 2025. Two customers, customer B and customer A of the Autonomy Solutions segment, accounted for 34% and 17% of the Company’s revenue for the three months ended September 30, 2024. One customer, customer B of Autonomy Solutions segment, accounted for 48% of the Company’s revenue for the nine months ended September 30, 2024. A vast majority of the Company’s long-lived assets are located in North America.
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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$18,749	$15,493	$3,256	21%	$53,269	$52,911	$358	1%
Cost of sales	26,830	29,525	(2,695)	(9)%	81,877	91,079	(9,202)	(10)%
Gross loss	(8,081)	(14,032)	5,951	(42)%	(28,608)	(38,168)	9,560	(25)%
Operating Expenses:
Research and development	35,268	50,591	(15,323)	(30)%	112,884	184,191	(71,307)	(39)%
Sales and marketing	4,264	11,097	(6,833)	(62)%	14,465	37,752	(23,287)	(62)%
General and administrative	14,109	30,206	(16,097)	(53)%	16,272	93,045	(76,773)	(83)%
Impairment of goodwill and intangible assets	3,719	6,647	(2,928)	(44)%	3,719	6,647	(2,928)	(44)%
Impairment of long-lived assets	7,513	—	7,513	nm	7,513	—	7,513	nm
Restructuring costs	1,708	3,284	(1,576)	(48)%	2,952	9,546	(6,594)	(69)%
Total operating expenses	66,581	101,825	(35,244)	(35)%	157,805	331,181	(173,376)	(52)%
Loss from operations	(74,662)	(115,857)	41,195	(36)%	(186,413)	(369,349)	182,936	(50)%
Other income (expense), net:
Change in fair value of warrant liabilities	—	65	(65)	(100)%	—	1,050	(1,050)	(100)%
Interest expense	(12,342)	(8,908)	(3,434)	39%	(36,918)	(14,422)	(22,496)	156%
Interest income	961	2,407	(1,446)	(60)%	3,997	8,356	(4,359)	(52)%
Gain on extinguishment of debt	—	147,346	(147,346)	(100)%	22,056	147,346	(125,290)	(85)%
Gain (loss) from acquisition of EM4	—	—	—	—%	(48)	1,752	(1,800)	(103)%
Gain from sale of investment	—	—	—	—%	2,908	—	2,908	nm
Changes in fair value of derivative liability	2,521	2,476	45	2%	7,841	2,476	5,365	217%
Provision for credit loss	(2,186)	—	(2,186)	nm	(2,186)	—	(2,186)	nm
Gain (loss) related to investments and certain other assets, and other income (expense)	(162)	32	(194)	(606)%	(400)	(5,947)	5,547	(93)%
Total other income (expense), net	(11,208)	143,418	(154,626)	(108)%	(2,750)	140,611	(143,361)	(102)%
Loss before provision for income taxes	(85,870)	27,561	(113,431)	(412)%	(189,163)	(228,738)	39,575	(17)%
Provision for income taxes	(25)	158	(183)	(116)%	272	180	92	51%
Net loss	$(85,845)	$27,403	$(113,248)	(413)%	$(189,435)	$(228,918)	$39,483	(17)%
Revenue
The following table sets forth a breakdown of revenue by segments for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue from sales to external customers:
Autonomy Solutions	$11,381	$9,766	$1,615	17%	$35,444	$36,066	$(622)	(2)%
ATS	7,368	5,727	1,641	29%	17,825	16,845	980	6%
Total	$18,749	$15,493	$3,256	21%	$53,269	$52,911	$358	1%
The $1.6 million increase in revenue of our Autonomy Solutions in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $2.1 million increase in service revenue, offset by a $0.5 million decrease in product revenue.
The $0.6 million decrease in revenue of our Autonomy Solutions in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $8.7 million decrease in product revenue, offset by a $8.1 million increase in service revenue.
The $1.6 million increase in revenue of our ATS segment in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $1.4 million increase in product revenue and $0.2 million increase in service revenue.

The $1.0 million increase in revenue of our ATS segment in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $3.6 million increase in product revenue, offset by a $2.6 million decrease in service revenue.
Cost of Sales
The $2.7 million and $9.2 million decrease in the cost of sales in the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, was primarily due to cost reduction initiatives in 2025 and decrease in costs associated with an Iris+ development contract for non-recurring engineering services terminated in the fourth quarter of 2024.
In 2023, we commenced a change in sourcing strategy of certain sub-assemblies and components from one supplier to another, which resulted in discontinued use of certain plant, property and equipment assets as they were no longer needed for their original intended use and required us to abandon certain equipment at the legacy supplier. As a result, we revised the estimated useful lives of the long-lived assets within the impacted asset group, which resulted in us recording depreciation for these assets over an accelerated period. These assets were fully depreciated in the second quarter of 2025. We recorded $0.3 million of incremental accelerated depreciation charges associated with this manufacturing and sourcing change in the nine months ended September 30, 2025.
Operating Expenses
Research and Development
The $15.3 million decrease in research and development expenses in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $12.1 million decrease in personnel-related costs driven mainly by decreased headcount, a $1.9 million decrease in purchased materials, and a $1.3 million decrease in lower expenses allocated to research and development expenses, offset by a $1.6 million increase in outside consultants and contractor fees.
The $71.3 million decrease in research and development expenses in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $48.7 million decrease in personnel-related costs driven mainly by decreased headcount, a $8.0 million decrease in outside consultants and contractor fees, a $6.6 million decrease in purchased materials and a $4.3 million decrease in lower expenses allocated to research and development expenses, offset by a $1.5 million increase in computer software and other subscriptions.
Sales and Marketing
The $6.8 million decrease in sales and marketing expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due a $4.0 million decrease in personnel related costs including stock-based compensation cost due to lower headcount, a $2.2 million reduction in sponsorship fees and a $0.5 million decrease in outside consultant and contractor fees.
The $23.3 million decrease in sales and marketing expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due a $8.0 million decrease in personnel related costs including stock-based compensation cost due to lower headcount, a $4.9 million reduction in sponsorship fees, a $1.9 million decrease in subscription fees and license expenses and $0.4 million decrease in outside consultant and contractor fees.
General and Administrative
The $16.1 million decrease in general and administrative expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $13.5 million decrease in personnel-related costs, including stock-based compensation expense and reduction in headcount, a $3.3 million decrease in legal, outside consultant and contractor expenses, a $1.5 million decrease in rent expenses and a $0.4 million decrease in travel expenses, offset by a $2.8 million increase in higher information technology and facility related costs allocated to general and administrative expenses.
The $76.8 million decrease in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $77.1 million decrease in personnel-related costs, including $34.7 million stock-based compensation expense reversal as a result of the resignation of our former CEO and reduction in headcount, a $3.9 million decrease in rent expenses, a $2.1 million decrease in legal, outside consultant and contractor expenses and a $1.7 million decrease in travel expenses, offset by a $9.7 million increase in higher information technology and facility related costs allocated to general and administrative expenses.

Impairment of Goodwill and Intangible Assets
For the three and nine months ended September 30, 2025 we recognized $2.2 million impairment charges of goodwill of Optogration reporting unit and $1.5 million impairment charges of intangible asset related both Optogration and NRE asset groups. For the three and nine months ended September 30, 2024 we recognized $3.4 million and $3.3 million impairment charges related to goodwill and IPR&D for Freedom Photonics.
Impairment of Long-lived Assets
For the three and nine months ended September 30, 2025 we recognized impairment of long-lived assets due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised.
Restructuring Costs
The change in restructuring costs for the three and nine months ended September 30, 2025 was due to actions taken pursuant to the 2024 Restructuring Plan announced in May 2024 and fewer employees impacted by the 2024 Restructuring Plan and the May 2025 Restructuring Plan during the three and nine months ended September 30, 2024 compared to the same period in 2024.
Change in Fair Value of Private Warrant
The change in fair value of private warrant for the three and nine months ended September 30, 2025 is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of warrants issued in a private placement on connection with the initial public offering of Gores Metropoulos, Inc. (“Private Warrants”).
Gain on Extinguishment of Debt
The change in gain on extinguishment of debt for the three and nine months ended September 30, 2025 compared to same period in 2024 was primarily due to the difference between the carrying value of exchanged 2026 Convertible Senior Notes and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors, along with the gain from the 2030 Convertible Notes principal amount conversion initiated by the holders.
Change in Fair Value of Derivative Liability
The change in fair value of derivative liability for the three and nine months ended September 30, 2025 is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of the bifurcated derivatives in the 2030 Convertible Notes.
Provision for Credit Loss
The increase in provision for credit loss for the three and nine months ended September 30, 2025 compared to same period in 2024 was primarily due to the full write off of a promissory note we received issued in June 2025. See Note 8 Allowance for Credit Losses in the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Gain from Sale of Investment
The change in sale of investment for the three and nine months ended September 30, 2025 compared to same period in 2024 was primarily due to repurchase of Class A common units by Robotics Research Opco LLC. pursuant to in May 2025. See Note. 6 Investments – Equity Investments in the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Segment Operating Income or Loss
Segment income or loss is defined as income or loss before taxes. Our segment income or loss breakdown is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment operating income (loss)
Autonomy Solutions	$(67,287)	$(106,132)	$38,845	(37%)	$(169,917)	$(350,719)	$180,802	(52%)
ATS	(7,375)	(9,725)	2,350	(24%)	(16,496)	(18,630)	2,134	(11%)
Autonomy solutions segment operating loss decreased $38.8 million and $180.8 million in the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The decreases in operating loss was primarily due to decreases in personnel-related costs due to decreased headcount and a decrease in stock-based compensation expense and travel related expenses, a decrease in purchased materials, and a reduction in supplies expenses.

ATS segment operating loss decreased $2.4 million in the three months ended September 30, 2025 compared to the same period in 2024. The decrease in operating loss was primarily due to decreases related to impairment of goodwill and intangible assets in the third quarter of 2024.
ATS segment operating loss decreased $2.1 million in the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in operating loss was primarily due to decreases in personnel-related costs driven by decreased headcount and a decrease in stock-based compensation expense.
Liquidity and Capital Resources
Sources of Liquidity and Capital Requirements
Our capital requirements will depend on many factors, including:
•market adoption of new and enhanced products and features;
•production capacity and volume;
•the timing and extent of spending to support R&D efforts;
•investments in manufacturing equipment and facilities;
•investments in information technology systems; and
•debt service costs.
Since inception, we have not generated positive cash flows from operating activities and have incurred significant losses from operations. Until we can generate sufficient revenue and profits from the sale of products and services to cover our operating expenses, working capital, debt service costs and capital expenditures, we expect our cash, cash equivalents and marketable securities, and proceeds from debt and/or equity financings to fund our cash needs.
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
As of September 30, 2025, we had accumulated deficit of $2.3 billion. We expect to continue to incur operating losses for at least the foreseeable future due to continued investments in our product and software development, efforts to build customer relations, expansion into additional markets, and investments in developing advanced manufacturing capabilities, including at contract manufacturing partners.
As of September 30, 2025, we had cash and cash equivalents totaling $54.5 million and marketable securities of $19.5 million, totaling $74.0 million of liquidity. For the nine months ended September 30, 2025, $173.2 million of cash was used in operations. Our principal sources of liquidity have been proceeds received from issuances of debt and equity, including issuance of shares of Class A common stock to vendors and third parties for services provided under our stock in lieu of cash program, issuance of Class A common stock under our Equity Financing Program (as defined in Note 13 of the notes to condensed consolidated financial statements included in this Form 10-Q) or the issuance of preferred stock under our Series A Preferred Stock Financing Program (see Note 12 of the notes to condensed consolidated financial statements included in this Form 10-Q), or any combination of the foregoing. To execute on our strategic initiatives, we will continue to require additional capital resources. We continue to assess our liquidity position and opportunities for additional capital through issuances of equity securities including convertible preferred securities or the incurrence of additional debt. However, we may not be able to obtain funding on acceptable terms, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be adversely affected.
Further, on October 15, 2025, the Company did not make the October 15 Interest Payments in respect of the 2030 Convertible Notes. Under the terms of the 2030 Convertible Notes Indenture governing the 2030 Convertible Notes, the failure to make the October 15 Interest Payments on the due date did not constitute an event of default under the 2030 Convertible Notes Indenture; however, the non-payment became an event of default under the indentures governing the 2030 Convertible Notes and Senior Notes upon the Company’s failure to make the October 15 Interest Payments within the permitted 15-day grace period. During the 15-day grace period, the Company and its advisors engaged in discussions with advisors to the Initial Forbearing Noteholders, including potential strategies and options for a comprehensive solution to the Company’s liquidity needs, which resulted in the entry into the First Forbearance Agreements with the Initial Forbearing Noteholders and Second and Third Forbearance Agreements with the Extending Forbearing Noteholders. For more information on our convertible notes, including the 2030 Convertible Notes, see “Business Updates” in this section and Note 19, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

As a result, based on our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities, availability under existing financing agreements, and factors that arose subsequent to the third quarter of 2025, we have concluded that the Company is at risk of insufficient funding to meet its obligations as they become due within the next twelve months and there is substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. While the Company is actively exploring a capital restructuring plan among other strategic alternatives, including capital raises and/or a potential sale of all or part of the Company’s business or assets, there can be no assurance that, once determined, any such plan will be successfully implemented or that it will be sufficient to mitigate the conditions raising substantial doubt. Therefore, substantial doubt exists regarding our ability to continue as a going concern for a period of at least twelve months from the date our condensed consolidated financial statements are issued. If the Company continues with its current monthly cash expenditures and does not raise additional cash through equity offerings, financing activities, additional revenues, asset sales or otherwise, it will not have sufficient cash and cash equivalents or cash flows from operations to meet its operating and liquidity needs during the first quarter of 2026 and may also breach the minimum liquidity covenant contained in the indentures governing the 2030 Convertible Notes and Senior Notes prior to the end of the fourth quarter of 2025. As a result we may need to curtail or cease operations and/or potentially seek relief under the U.S. Bankruptcy Code.
In February 2024, we entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which we may borrow up to an aggregate of $50.0 million. Any loans made by the Lender under the Loan Agreements would be collateralized by shares of our Class A common stock or stock we hold of another company. The Loan Agreements require us to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. We did not borrow any amount from this credit facility and had no outstanding balance as of September 30, 2025.
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
We issued 6,280,277 and 12,527,353 shares of Class A common stock under the Equity Financing Program during the three and nine months ended September 30, 2025 for net proceeds of $14.7 million and $36.2 million, respectively. As of September 30, 2025, $172.5 million of Class A common stock was available for sale under the program.
In May 2025, we entered into the Series A Purchase Agreement with certain institutional accredited investors, pursuant to which we may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of newly designated Series A Preferred Stock, to the investors at a purchase price of $960.00 per share. The initial offering for 35,000 shares of Series A Preferred Stock was closed on May 22, 2025, for net proceeds to the Company of $33.6 million, before deducting placement agent fees and other offering expenses. The Company also issued the lead investor 505,051 shares of the Company’s Class A common stock as a commitment fee pursuant to the Series A Purchase Agreement. As of September 30, 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of 31,800 shares of Series A Preferred Stock into 12,506,641 shares of Class A common stock. See Note 12 of the notes to condensed consolidated financial statements included in this Form 10-Q for more detail.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(145,932)	$(214,692)
Investing activities	81,683	58,099
Financing activities	36,619	132,115
Operating Activities
Net cash used in operating activities was $145.9 million during the nine months ended September 30, 2025. Net cash used in operating activities was due to our net loss of $189.4 million, adjusted for non-cash items of $36.6 million, primarily consisting of $22.1 million gain on extinguishment of debt, $13.0 million of depreciation and amortization, $12.8 million of vendor stock in lieu of cash program, $7.8 million of change in fair value of the derivatives, $7.5 million of impairment of long-lived assets, $6.3 million of change in product warranty and other, $5.9 million of amortization of debt discount and issuance costs, $4.6 million of inventory write-offs and write-downs, $4.9 million of amortization of operating lease right-of-use assets, $9.2 million of stock-based compensation, $3.7 million of impairment of goodwill and other intangible assets, $2.9 million gain from sale of investment, $2.2 million bad debt expenses related to promissory notes and cash used for operating assets and liabilities of $6.9 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Net cash provided by investing activities of $81.7 million during the nine months ended September 30, 2025 was primarily comprised of $119.0 million of proceeds from maturities of marketable securities, $16.2 million of proceeds from sales and redemptions of marketable securities, and $2.9 million of proceeds from sales of equity investments, partially offset by $54.1 million related to purchases of marketable securities and $2.1 million issuance of promissory notes.
Financing Activities
Net cash provided by financing activities of $36.6 million during the nine months ended September 30, 2025 was primarily comprised of $31.4 million proceeds from the issuance of Series A Preferred Stock, net of issuance costs, discount and commitment fees, $36.2 million cash received from the sale and issuance of shares of Class A common stock under the Equity Financing Program, offset by $30.3 million paid for the repurchase of a portion of outstanding 2026 Convertible Senior Notes.
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
During the three and nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates. While there have been no significant changes to our policies during the three and nine months ended September 30, 2025, there were changes in circumstances in certain assumptions within two of our critical accounting estimates to reflect developments during the three months ended September 30, 2025. For a more detailed discussion of our critical accounting policies and estimates, please refer to our 2024 Annual Report and Note 2 of the notes to condensed consolidated financial statements included in this Form 10-Q.
Goodwill
The Company reviews goodwill for impairment annually in its third quarter, and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. During the third quarter of 2025, the Company determined that the fair value of its Optogration reporting unit was lower than its carrying amount due to significant financial, commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in the share price of the company. For the three and nine months ended September 30, 2025, we recognized $2.2 million in impairment charges of goodwill of the Optogration reporting unit. This charge is reflected in “Impairment of goodwill and intangible assets” in our condensed consolidated statements of operations. The Company estimates the fair values of its reporting units using a discounted cash flow model. Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, and terminal growth rates which were determined based on management estimates and assumptions.
Impairment of Long-lived Assets
We evaluate the recoverability of our long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Examples of such triggering events include a significant decline in the market value of a long-lived asset, a significant adverse change in the manner or extent of its use, a deterioration in the business environment, the loss of a major customer or partner, sustained operating losses, or a current expectation that an asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. When a triggering event occurs, we perform a recoverability test by comparing the estimated undiscounted future net cash flows expected to be generated by the asset group to its carrying amount. The asset group represents the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. If the carrying amount exceeds the estimated undiscounted cash flows, the asset group is considered not recoverable, and the asset group’s fair value is measured. We measure and record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value.
In the third quarter of 2025, management identified an accumulation of triggering events such as the significant financial, commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company. These factors collectively required an impairment review of the related long-lived assets.
A test of recoverability was performed which identified a possible impairment as the asset group's carrying value exceeded the recoverable value. The Company uses the market participant perspective when determining fair value of an asset group based on estimated future cash flows.
As a result of this analysis, we recognized $9.0 million in impairment charges of intangible assets and long-lived assets related to the Optogration and NRE asset groups during the three and nine months ended September 30, 2025. This charge is reflected in “Impairment of goodwill and intangible assets” in our condensed consolidated statements of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Information with respect to this Item may be found under the heading “Legal Matters” in Note 17 to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. Risk Factors.
There have been no material changes from the “Risk Factors” previously disclosed in Part 1, Item 1A, of our 2024 Annual Report, other than the updates to the risk factors contained in Part II, Item 1A of the Q1 2025 10-Q and Q2 2025 10-Q, the risk factors in Exhibit 99.1 of our current report on Form 8-K filed with the SEC on October 31, 2025 (the “October 31, 2025 8-K”) and the risk factors set forth below. You should carefully consider the “Risk Factors” discussed in our 2024 Annual Report, our Q1 2025 10-Q, our Q2 2025 10-Q, the October 31, 2025 8-K and the risk factors below as they could materially affect our business, financial condition and future results of operation.
If we are not able to raise sufficient additional capital, or if we are not successful in executing on strategic alternatives and/or other measures we are currently exploring, we will need to curtail or cease operations and seek relief under the U.S. Bankruptcy Code.
Since our inception, we have incurred net losses on an annual basis, and we will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development and commercialization. If the Company continues with its current monthly cash expenditures and does not raise additional cash through equity offerings, financing activities, additional revenues, asset sales or otherwise, it will not have sufficient cash and cash equivalents or cash flows from operations to meet its operating and liquidity needs during the first quarter of 2026 and may also breach the minimum liquidity covenant contained in the indentures governing the 2030 Convertible Notes and Senior Notes prior to the end of the fourth quarter of 2025.
In light of the foregoing, we are in the process of exploring a number of potential strategic alternatives, including the sale of all or part of the Company’s business or assets, raising additional capital or restructuring its existing capital structure. No assurances can be given that any strategic transaction will be consummated or that we will be able to raise additional capital. Any additional capital may include the issuance of additional shares of the Company’s Class A common stock, which could result in substantial dilution to the Company’s existing stockholders. If the Company is unable to raise sufficient additional capital, not successful in executing on any other strategic alternatives or unable to consummate another financing or restructuring solution, the Company will need to curtail or cease operations and/or seek relief under the U.S. Bankruptcy Code. In addition, a strategic transaction may be effected through a process under the U.S. Bankruptcy Code. In the event of a future liquidation or bankruptcy proceeding, holders of the Company’s Class A common stock would likely suffer a total loss of their investment.
We caution that trading in our securities is highly speculative and poses substantial risk of loss. Trading prices for our securities may bear little or no relationship to their actual value, including in the event we seek relief in a bankruptcy proceeding.
We have determined that there is substantial doubt about our ability to continue as a going concern, which in turn could materially adversely affect our business, results of operations and financial condition.
We have considered our projected cash flows and analyzed our future compliance with the financial covenants under our debt agreements, and based on such projections and analysis, we do not expect to remain in compliance with the minimum liquidity covenant under the indentures governing our indebtedness beginning in the fourth quarter of 2025. In addition, on October 15, 2025, the Company did not make the quarterly interest payments due in respect of the 2030 Convertible Notes. The interest payments were due on October 15, 2025, and the Company had a 15-day grace period to make the payments. On October 30, 2025, the Company entered into the First Forbearance Agreements with the Initial Forbearing Noteholders, pursuant to which the Initial Forbearing Noteholders agreed to forbear from exercising their rights and remedies with respect to all existing events of default under the indenture governing the 2030 Convertible Notes as of the date of the First Forbearance Agreement, and any subsequent events of defaults under the Secured Notes Indenture resulting from the failure to pay interest when due, in each case through November 6, 2025, as thereafter extended by the Extending Forbearing Noteholders pursuant to the Second and Third Forbearance Agreements until November 12, 2025 and November 24, 2025, respectively, while reserving their rights and remedies.
Borrowings under the Senior Notes and the 2030 Convertible Notes are secured by substantially all of our assets. Upon the termination of the forbearance period under the Forbearance Agreements, the Extending Forbearing Noteholders may declare all outstanding borrowings under the 2030 Convertible Notes, together with accrued and unpaid interest and fees, to be immediately due and payable, and foreclose on our assets and, due to cross-default provisions, this acceleration would also constitute an event of default under the Senior Notes and 2026 Convertible Senior Notes. If the Company’s noteholders accelerate the payment of amounts outstanding under the applicable notes, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company is currently evaluating the available financial alternatives, and have engaged financial and legal advisors to assist the Company. However, there can be no assurances that we will be able to successfully restructure our indebtedness or improve our financial position and liquidity.
As a result, management determined that the Company’s losses and negative cash flows from operations since inception, combined with its current cash and working capital position, raise substantial doubt about the Company’s ability to continue as a going concern, which in turn could materially adversely affect our business, results of operations and financial condition.
Further, doubts regarding our ability to continue as a going concern could result in the further loss of confidence by customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. Furthermore, the Company is actively managing its working capital and liquidity position and has curtailed, and in the future may curtail, payments to certain of its suppliers. The Company has stopped payments with respect to its Iris LiDAR products for Volvo in light of the ongoing dispute with Volvo. As a result of such actions, our suppliers may stop extending us trade credit, demand immediate payment, refuse to ship product to us and otherwise threaten to terminate their relationship with us, among other remedies.
Furthermore, we depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer.
Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise may have a material adverse impact our cash flows, results of operations and financial condition, which may require us to curtail or cease operations and/or seek relief under the U.S. Bankruptcy Code. In the event of a future liquidation or bankruptcy proceeding, holders of the Company’s Class A common stock would likely suffer a total loss of their investment.
Our ability to use our tax net operating losses (“NOLs”) and certain other tax attributes may be limited in the future due to changes in our stock ownership, including in executing on strategic alternatives and/or other measures we are exploring.
The Company has substantial U.S. federal and U.S. state tax NOLs and certain other beneficial tax attributes. Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize our NOLs or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally will occur if there is a cumulative change in our ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Subsequent changes in our stock ownership—including the purchase or sale of our common stock by “5 percent shareholders,” changes in the indirect beneficial ownership of such stock, and issuances or redemptions of common stock by us (including in executing on strategic alternatives and/or other measures we are exploring) could result in an ownership change that would trigger the imposition of limitations under Section 382. It is possible that an “ownership change” could materially limit the use of our NOLs or other tax attributes. Accordingly, there can be no assurance that we will have the ability to use a significant amount of our NOLs and other tax attributes to offset future taxable income.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company’s stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
						X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL).					X

SIGNATURES.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luminar Technologies, Inc.

Date: November 13, 2025	By:	/s/ Paul Ricci
Paul Ricci
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Fennimore
Thomas J. Fennimore
Chief Financial Officer
(Principal Financial Officer)