Form 10-K
period 2025-12-31
Luminar Technologies, Inc./DE
filed 2026-03-27
CIK 1758057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                        to

Commission file number 001-38791

LUMINAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			83-1804317
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
151 Gibraltar Court	Sunnyvale	California	94089
(Address of Principal Executive Offices)			(Zip Code)

(800) 532-2417
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None (1)

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.0001 per share

(1)
On January 23, 2026, the Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25 to delist the Class A Common Stock, par value $0.0001, of Luminar Technologies, Inc. (the “Common Stock”) from Nasdaq. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after the filing of the Form 25. The Common Stock previously began trading on the OTC Pink Market on December 24, 2025 under the symbol “LAZRQ”.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $151.6 million as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The Nasdaq Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2026, the registrant had 73,698,139 shares of Class A common stock, par value $0.0001 per share and 4,872,578 shares of Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On December 15, 2025 and December 31, 2025, as applicable, Luminar Technologies, Inc. (the “Company” or “Luminar”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) thereby commencing chapter 11 cases (the “Chapter 11 Cases”).

On December 17, 2025, Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that Nasdaq had determined to delist the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM 5101-1 as a result of the Company’s commencement of voluntary proceedings under the Bankruptcy Code. On December 24, 2025, the Common Stock was suspended from trading on Nasdaq and on January 23, 2026, Nasdaq filed a Form 25-NSE to delist the Common Stock from Nasdaq. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be effective 90 days, or such shorter period as the Securities and Exchange Commission (“SEC”) may determine, after the filing of the Form 25-NSE.

Further, following entry of orders of the Bankruptcy Court pursuant to section 363 of the Bankruptcy Code, (i) on February 2, 2026, the Company completed the previously announced sale of all of the issued and outstanding shares of the Company’s subsidiary, Luminar Semiconductor, Inc. (“LSI”), to Quantum Computing Inc. (“QCi”) and (ii) on February 3, 2026, the Company completed the sale of the Company’s LiDAR business to MicroVision, Inc. (“MicroVision”).

On December 30, 2025, January 29, 2026, February 17, 2026, and February 18, 2026, the Debtors filed with the Bankruptcy Court proposed versions of the Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and its Affiliated Debtors and related disclosure statement. On February 18, 2026, the Bankruptcy Court held a hearing to consider approval of the proposed disclosure statement and thereafter entered an order (the “Order”) with respect thereto. Following entry of the Order, on February 18, 2026, the Debtors filed the solicitation version of the Third Amended Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and Its Affiliated Debtors (the “Plan,” “Plan of Liquidation” or “Third Amended Plan”) and a related Disclosure Statement for the Third Amended Plan (the “Disclosure Statement”) with the Bankruptcy Court. The Order, among other things, authorized the Debtors to solicit votes to accept or reject the Third Amended Plan.  The Debtors commenced solicitation of the Third Amended Plan on February 23, 2026 and a hearing to consider confirmation of the Third Amended Plan is scheduled to begin on April 1, 2026 in accordance with the Order.

The Third Amended Plan provides for the establishment of a liquidation trust to oversee and implement the liquidation of the Debtors’ remaining assets (the “Liquidation”) and distribute the proceeds thereof to the Debtors’ stakeholders. The Disclosure Statement describes, among other things, the Third Amended Plan, the Liquidation, the events leading up to the Chapter 11 Cases, the global settlement reached between the Debtors, an ad hoc group of the Debtors’ secured noteholders, and the official committee of unsecured creditors appointed in the Chapter 11 Cases, certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the solicitation of votes to approve the Third Amended Plan from certain of the Debtors’ creditors, and certain other aspects of the Liquidation.

Although the Debtors intend to pursue the Liquidation in accordance with the terms set forth in the Third Amended Plan, there can be no assurance that the Third Amended Plan will be approved by the Bankruptcy Court or that the Debtors will be successful in consummating the Liquidation or any other similar transaction on the terms set forth in the Third Amended Plan, on different terms or at all. This Annual Report on Form 10-K (this “Form 10-K”) is not a solicitation of votes to accept or reject the Third Amended Plan. Any such solicitation is being made pursuant to and in accordance with the Order and applicable law.

The Company has otherwise ceased business operations and is in the process of winding down its remaining operations. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Form 10-K relates to the Company as it existed as of December 31, 2025, and prior to the sale of substantially all of its assets to QCi and MicroVision (as applicable) and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2025, including with respect to the bankruptcy proceedings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “future,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company’s actual results to differ materially from those expressed in or contemplated by the forward-looking statements. Such factors include, but are not limited to, risks attendant to the bankruptcy process, including the Company’s ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases, including, without limitation, the Plan; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s liquidation, on the Company’s liquidity; the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders; the length of time that the Company will be subject to Chapter 11 protection and the continued availability of capital during the pendency of the Chapter 11 Cases; objections to the Company’s Plan and liquidation process or other pleadings filed that could protract the Chapter 11 Cases; risks associated with third-party motions in the Chapter 11 Cases; Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general; the Company’s ability to comply with the restrictions imposed by the terms and conditions of its financing arrangements; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of the Chapter 11 Cases and wind down of operations; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; finalization of the Company’s annual and quarterly financial statements; risks relating to the delisting of the Common Stock from Nasdaq and trading of the Common Stock on the OTC Markets; the impact of litigation and regulatory proceedings; and those other factors discussed in the section entitled “Item 1A. Risk Factors” in this Form 10-K. You should specifically consider the numerous risks outlined in the section of this Form 10-K entitled “Item 1A. Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

PART I

ITEM 1. BUSINESS.

Commencing in February 2026 through the date hereof, the Company has sold substantially all of its assets and has ceased business operations, and is in the process of winding down its remaining operations in accordance with the Third Amended Plan. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Form 10-K relates to the Company as it existed as of December 31, 2025, prior to the sale of substantially all of its assets and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2025, including with respect to the bankruptcy proceedings. See “Explanatory Note” and “Risk Factors” for more information.

Overview

Luminar is a technology company specializing in advanced Light Detection and Ranging (“LiDAR”) hardware and software solutions to enable the world’s safest and smartest vehicles. Over the past decade, Luminar has been developing proprietary LiDAR hardware, core semiconductor components and software in-house to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles, as well as other adjacent markets.

The global automotive and mobility sector is increasingly focused on safety and autonomy, specifically next-generation advanced driver assistance systems (“ADAS”), and highway autonomy for passenger and commercial vehicles. Our LiDAR technology provides increased situational awareness in a broad range of driving environments through improved and higher confidence detection and planning at all vehicle speeds. Beyond sensor hardware, our product portfolio expanded to include semiconductor components of our LiDAR that had utility in adjacent markets, and in-development software capabilities such as perception and high-definition “3D” mapping and localization.

Bankruptcy Proceedings

On December 15, 2025 and December 31, 2025, as applicable, the Debtors filed the Bankruptcy Petitions for relief under the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Cases. The Company’s subsidiary, LSI, LSI’s subsidiaries and the Company’s foreign subsidiaries are not Debtors in the Chapter 11 Cases.

The Company filed the Chapter 11 Cases with the support of the holders of approximately 91.3% of notes under the First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (the notes issued thereunder, “1L Notes” or “Senior Notes”) and the holders of approximately 85.8% of notes under the Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (the notes issued thereunder, “2L Notes” or “2030 Convertible Notes”) (collectively, the “Ad Hoc Group”).

On December 15, 2025, prior to the filing of the Chapter 11 Cases, the Company, LSI, and QCi, entered into a Stock Purchase Agreement (the “LSI Stock Purchase Agreement”), pursuant to which QCi, the proposed stalking horse bidder, agreed to acquire all of the issued and outstanding shares of LSI, for a total purchase price of $110.0 million in cash, subject to certain adjustments as contemplated by the LSI Stock Purchase Agreement. The transaction was subject to Bankruptcy Court approval and other customary closing conditions.

The Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to maintain operations in the ordinary course of business during the Chapter 11 Cases, the Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, honor customer programs, pay certain critical vendors and suppliers for goods and services, and continue honoring insurance and tax obligations as they come due. To facilitate the transactions contemplated by the Bankruptcy Petitions, fund the Chapter 11 Cases, and support operations throughout the marketing and sale process, the Ad Hoc Group consented to the Debtors’ use of cash collateral, including the Debtors’ use of approximately $25.0 million of cash on hand as of the Petition Date. The Ad Hoc Group’s consent to the Debtors’ continued use of cash collateral is conditioned on certain terms, including, without limitation, the Debtors’ adherence to a budget with an agreed upon variance, regular reporting requirements, and meeting certain milestones in the Chapter 11 Cases.

On December 30, 2025, pursuant to a motion filed by the Debtors, the Bankruptcy Court entered an order (the “Bidding Procedures Order”), which, among other things, approved global bidding procedures, and authorized the Debtors to solicit bids for the consideration of the highest or otherwise best offer for all or part of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  On the same date, the Debtors filed initial proposed versions of the Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and its Affiliated Debtors and a related disclosure statement with the Bankruptcy Court. Such Plan of Liquidation provides for the liquidation of the Debtors’ remaining assets and the distribution of the proceeds thereof to its stakeholders and was subsequently amended on January 29, 2026, February 17, 2026, and February 18, 2026.

On January 11, 2026, the Company entered into a Purchase Agreement (the “Stalking Horse Asset Purchase Agreement”) with QCi, as the proposed stalking horse bidder, to acquire specified assets and assume certain liabilities related to the LiDAR business, for cash consideration of $22.0 million. The transaction was subject to Bankruptcy Court approval and other customary closing conditions.

On January 26, 2026, the Company held an auction for the LiDAR business pursuant to the bidding procedures approved by the Bankruptcy Court (the “Auction”). At the conclusion of the Auction, the Company determined (i) the bid submitted by MicroVision was the highest or otherwise best offer and designated MicroVision as the successful bidder for the Company’s LiDAR assets and (ii) the bid submitted by QCi was the second highest or otherwise second-best offer and designated QCi as the back-up bidder. As a result of the Auction, on January 26, 2026, the Company and MicroVision entered into a Purchase Agreement (the “MicroVision Asset Purchase Agreement”), pursuant to which, subject to the terms and conditions set forth therein, MicroVision agreed to acquire specified assets related to the Company’s LiDAR business and assume certain liabilities, subject to the Bankruptcy Court’s approval, for cash consideration of $33.0 million, subject to certain adjustments as contemplated by the MicroVision Asset Purchase Agreement.

On February 2, 2026 (the “LSI Closing Date”), following receipt of Bankruptcy Court approval, the Company completed the sale of all of the issued and outstanding shares of LSI to QCi for $110.0 million in cash subject to certain adjustments as contemplated by the LSI Stock Purchase Agreement (the “Closing Cash Consideration”). In accordance with the LSI Stock Purchase Agreement, (i) $11.0 million of the Closing Cash Consideration will be held in a post-closing escrow account for a period of twelve months, as QCi’s sole recourse against the Company in the event of a breach of certain representations and warranties and for certain indemnification claims, which could reduce the amount of available recovery for creditors (ii) the Company has agreed to refrain from competing with LSI and to refrain from soliciting LSI’s employees, customers, vendors, suppliers and other business partners (subject to limited exceptions) for a period of three years following the LSI Closing Date, and (iii) the Company and LSI have granted each other certain mutual non-exclusive licenses to respective intellectual property currently used in the other party’s business to ensure freedom to operate following the LSI Closing Date.

On February 3, 2026, following receipt of Bankruptcy Court approval, the Company completed the sale to MicroVision as contemplated by the MicroVision Asset Purchase Agreement. On February 4, 2026, the Company delivered written notice to QCi terminating the Stalking Horse Asset Purchase Agreement pursuant to the terms thereof and paid QCi a break-up fee of $0.7 million and reimbursed QCi $0.5 million for its reasonable, out-of-pocket and documented expenses, in connection with the termination of the Stalking Horse Asset Purchase Agreement.

The Company has otherwise ceased business operations and is in the process of winding down its remaining operations and pursuing confirmation of the Third Amended Plan.

Our Markets

The Society of Automotive Engineers (“SAE”) defines levels of vehicle automation as follows, which SAE updates from time to time:

•
Level 0—No Driving Automation:    In this level, the human is fully responsible for all dynamic driving tasks (“DDT”) at all times, even if an active safety system assists in the task. “L0” is defined as driver support features that are limited to warnings or momentary emergency intervention. Examples of warnings include blind spot warning or lane departure warnings. Examples of features with momentary assistance include automated emergency braking (“AEB”) and lane keep assist (“LKA”).

•
Level 1—Driver Assistance:    In this level, while the human is fully responsible for all DDT at all times, an active safety system may assist by executing either the longitudinal or the lateral vehicle motion control subtask, and disengages immediately upon driver request. Examples include lane centering support (“LCS”) or the more widely adopted adaptive cruise control (“ACC”). These features are viewed as comfort features, easing the driving load from the driver during extended highway drives.

•
Level 2—Partial Driving Automation:    In this level, the human is fully responsible for all DDT at all times, even if an active safety system assists in the task. When the controls from an L1 system are operated by the vehicle simultaneously, such as LCS and ACC, the system is then classified as L2.

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

•
Level 3—Conditional Driving Automation:    In this level, the automated driving system (“ADS”) performs the entire DDT while engaged. The driver is responsible to verify the operational readiness of the ADS, determine whether to engage the system, and becomes the fallback-ready user when the ADS is engaged. The ADS permits engagement and operation only within its operational design domain (“ODD”). However, the ODD is often limited to highway applications within certain speed parameters. An example is a traffic jam assist feature that allows the driver to stop paying attention for short periods of time at lower speeds.

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

•
Level 5—Full Driving Automation:    In this level, the ADS performs the entire DDT while engaged. It is the designation for vehicles that, when placed in automated driving mode, can drive everywhere and in all conditions without human intervention or even occupants.

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

Until recently, the United States was less focused on mandates and instead allowed the U.S. New Car Assessment Program (known as the “Stars on Cars” program) and designations such as the Insurance Institute for Highway Safety “Top Safety Pick” and “Top Safety Pick+” to drive adoption of vehicles with ADAS technologies and provide consumers with an understanding of a vehicle’s crash avoidance capability. In 2020, in conjunction with the National Highway Traffic Safety Administration (“NHTSA”), 20 automakers announced a voluntary effort to equip almost all new passenger vehicles sold in the US with a low-speed AEB system, including forward-collision warning, by mid-2023.

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

Historically, there was a significant focus on investment and development of Level 4 robo-taxi solutions; however, this is proving to be a much more complex and expensive challenge to solve than many companies anticipated. As a result, in the past few years, the industry experienced a retrenching of efforts in the robo-taxi space, which we believe validated our focus from the outset on improving ADAS functionality and enabling highway autonomy. We continue to believe that the passenger vehicles and commercial vehicle sectors focused on L2+/L3 applications will be the greatest source of demand for our products over the next several years.

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

Adjacent Markets

Adjacent markets, including but not limited to last mile delivery, aerospace and defense, robotics and security offer additional use cases for which our technology was well suited.

Our Products

The Company has ceased business operations and is in the process of winding down its remaining operations in accordance with the Third Amended Plan. Our former LiDAR and other products are described in further detail below:

Hardware

Iris:     Our Iris LiDAR and variants combine a 1550nm laser, transmitter, and receiver and provided long-range sensing that we expected to meet OEM specifications for advanced safety and autonomy. This technology provided automotive-grade, efficient, and affordable solutions that were scalable, reliable, and optimal for series production. Our LiDAR sensors were dynamically configurable dual-axis scan sensors that detected objects up to 600 meters away over a horizontal field of view of 120° and a software configurable vertical field of view of up to 30°. This provided high point densities in excess of 200 points per square degree that enabled long-range detection, tracking, and classification over the whole field of view. Iris and its variants were refined to meet the size, weight, cost, power, and reliability requirements of automotive qualified series production sensors.

Iris and its variants featured our vertically integrated receiver, detector, and application-specific integrated circuit (“ASIC”) solutions that was developed by our Advanced Technologies & Services (“ATS”) segment companies—Optogration, Freedom Photonics, and Black Forest Engineering, collectively referred to as Luminar Semiconductor, Inc. (“Luminar Semiconductor” or “LSI”). We referred to the internal development of these key sub-component technologies as our “chip-level up” strategy, which we believed gave us a significant advantage in the development of our product roadmap and a competitive moat in the LiDAR industry.

In April 2024, we achieved our start of production (“SOP”) for Volvo Cars and began delivering our Iris LiDAR sensors for the Volvo EX90.

Luminar Halo:     In 2024, we unveiled our next-generation LiDAR product, Luminar Halo, which was being designed for mass adoption by mainstream consumer vehicles. Building off the same 1550nm laser architecture of Iris, Luminar Halo will incorporate four next-generation chip technologies from Luminar Semiconductor. These advancements were expected to enable a 4x improvement in performance, a 3x reduction in size, a 2x improvement in thermal efficiency, and more than a 2x improvement in cost. Luminar Halo was being designed to provide backwards system compatibility to existing customers of our Iris LiDAR and to boast a sleeker integration profile, being under 1 inch in height, under 1 kilogram in weight, and using approximately 10 watts of power consumption.

We recently began transitioning from investing and developing multiple LiDAR hardware products simultaneously to meet different customers’ needs to a singular technology platform – Luminar Halo – to meet all customer requirements. As part of this effort, we discontinued development of our Iris+ product, and essentially all our engineering and development efforts with customers shifted to Luminar Halo, with the intent to further streamline our business model to drive efficient execution and reduce costs.

Luminar Semiconductor, Inc.

In 2023, we announced the combination of our chip design subsidiary companies, Black Forest Engineering, Optogration, and Freedom Photonics, into a unified entity, Luminar Semiconductor, Inc. Our strategy in bringing these advanced receiver, laser, and processing chip technologies in-house was to accelerate our LiDAR product roadmap, strengthen our competitive moat, and secure and industrialize our LiDAR supply chain. With these acquisitions, Luminar Semiconductor aimed to leverage our investment in high-performance, specialized semiconductors beyond LiDAR to power applications for customers across a broad range of sectors from communications to medical to aerospace.

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

In connection with the February 2, 2026 sale of LSI and certain of its subsidiaries to QCi, Black Forest Engineering became owned directly by Luminar Technologies, Inc.

Software

Software formerly under development includes the following:

Core Sensor Software:     Our LiDAR sensors were configurable and captured valuable information extracted from the raw point-cloud that can be used to promote the development and performance of perception software. Our core sensor software features were being designed to help our commercial partners to operate, integrate, and control our LiDAR sensors, and enrich the sensor data stream before perception processing.

Perception and Mapping Software:     Our perception software was being designed to transform our LiDAR point-cloud data into actionable information about the environment surrounding the vehicle. This information included classifying static objects, such as lane markings, road surface, curbs, signs and buildings, as well as dynamic objects, such as, other vehicles, pedestrians, cyclists and animals. Through internal development, as well as the acquisition of certain assets of Solfice (a.k.a. Civil Maps), we expected to be able to utilize our point-cloud data to achieve precise vehicle localization and create and provide continuous updates to a high-definition 3D map of a vehicle’s environment.

Driving Functions Software:     Driving functions software built on Core Sensor Software and Perception capabilities to deliver control functions for a vehicle to avoid or mitigate collision. Driving functions were expected to also incorporate data from radars and cameras to enable additional features, such as cross traffic collision avoidance, traffic sign assist, emergency braking, and emergency steering.

Tools/Other:     These products included delivery of certain data sets and other information as well as tools that help visualize and configure the sensor, replay recorded data, and simulate the sensor.

We referred to our full-stack software platform for safety and autonomy that was expected to enable Proactive SafetyTM and highway autonomy for passenger vehicles and commercial trucks as “Sentinel”.

Substantially all our software products remained in the designing and coding phase of development and have not yet achieved technological feasibility.

Competition

The Company has ceased business operations and is in the process of winding down its remaining operations in accordance with the Third Amended Plan. The market for LiDAR-enabled vehicle features, on- and off-road, is an emerging one with many potential applications in the development stage. As a result, we faced competition in the LiDAR hardware business from a range of companies seeking to have their products incorporated into these applications. We believed we held a strong position based on our hardware product performance and maturity, as well as our growing ability to develop deeply integrated software capabilities needed to provide safety and autonomous features to our customers. Historically, we have also faced competition from Tier 1 suppliers that have pursued various LiDAR investments or partnerships; however, many of these efforts have abated over the past few years, and a number of Tier 1 suppliers have exited or abandoned their LiDAR development efforts.

The majority of our competitors in the LiDAR hardware space were focused on a lower-performance segment due to limitations of their technology, whereas we remained focused on a high-performance segment, as measured by Range-X-Resolution, or more specifically the distance up to which objects can be detected by the LiDAR and the point densities of the objects being detected to reliably track and classify them over the most optimal field of view.

More specifically, all LiDARs utilized a laser with a specific wavelength; each with its own unique physics constraints. Current LiDARs and future roadmaps for LiDARs are primarily 1550nm or 905/940nm. Luminar’s LiDAR operates at 1550nm, while most of our LiDAR competitors operate at 9XXnm, and 1550nm offers superior performance over its 9XXnm counterparts in virtually every measure. These include:

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

Additionally, production of LiDAR used parts developed specifically for the demands of the use case. While 9XXnm LiDAR was built on parts intended for consumer applications, 1550nm LiDAR leveraged parts intended for aerospace, defense, and telecommunications applications that could be leveraged for automotive applications. In other words, 9XX began with a cost benefit, but had to catch up on performance and robustness, while 1550nm began with a performance and robustness benefit and had to catch up on cost. Different wavelengths required different semiconductor materials for detection. 9XXnm systems were detected by silicon, a common single-element selected for its availability due to the infrastructure of the camera semiconductor industry rather than its suitability for use in automotive applications. 1550nm detection required Indium Gallium Arsenide (InGaAs), an alloy consisting of less readily available materials that ultimately provided superior performance in automotive applications.

Competition within the LiDAR hardware space is also bifurcated between Chinese versus Western companies. The China market and Chinese automakers have generally been earlier adopters of LiDAR technology for integration into vehicle platforms than automakers in the Western markets. As a result, the Chinese LiDAR companies have enjoyed economies of scale and associated better sensor economics in a way that Western LiDAR companies, including Luminar, was yet to achieve. However, as LiDAR penetration in the Western market increases, this cost advantage should lessen or dissipate.

Within the automotive autonomy software space, the competitive landscape is still nascent and has primarily been focused on developing Level 4-5 autonomous capabilities for robo-taxi or other applications, as opposed to active safety or autonomous features for Level 2-3 capabilities in passenger vehicles. Other autonomous software providers include in-house OEM software teams; automotive silicon providers; large technology companies; and newer technology companies focused on autonomous software. We partnered with certain autonomous software providers to provide our LiDAR and other products into the passenger vehicle, commercial truck, and robo-taxi markets.

Beyond the automotive markets, the adjacent markets, including but not limited to last mile delivery, aerospace and defense, robotics, and security, among others, are highly competitive. There are entrenched incumbents and competitors, including from China, many of which have low-cost products that are widely available.

Intellectual Property

Our success and competitive advantage were dependent in part upon our ability to develop and protect our core technology and intellectual property. We owned a portfolio of intellectual property, including patents and registered trademarks, confidential technical information, and expertise in the development of LiDAR technology and software for our end markets.

We filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. Additionally, we protected our proprietary rights through agreements with our commercial partners, supply-chain vendors, employees, and consultants, as well as close monitoring of the developments and products in the industry.

As of December 31, 2025, we had approximately 230 issued patents and approximately 188 pending patent applications. In addition, as of December 31, 2025, we had approximately 104 registered trademarks and approximately 27 pending trademark applications.

Manufacturing Process

We designed certain critical semiconductor components in-house, including our receiver ASIC and Indium Gallium Arsenide (“InGaAs”) photodiode.

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

In 2023, we executed a contract manufacturing services agreement with TPK to build and began operating a high-volume facility in Asia, and we commenced the process of series production tooling in partnership with TPK at the facility. In 2024, we executed an agreement to establish an engineering center in China, staffed by TPK, to assist with our industrialization efforts, including manufacturing process design, development and validation, component process verification and validation, supplier development support, system validation, cost analysis, and benchmarking. This expanded partnership with TPK was accretive to our contract manufacturing relationship, as well as our contract manufacturing relationships with Celestica and Fabrinet.

We continually evaluated opportunities for optimizing our manufacturing and product design processes. In 2024, we commenced an effort to further streamline our sourcing strategy and improve per unit sensor manufacturing costs, including changing the sourcing and final assembly of certain components from one contract manufacturer to another. This effort included scaled down or production downtime at the dedicated manufacturing facility in Mexico.

Research and Development

Our research and development activities occurred in various locations in the United States, Germany, Sweden, China and India.

Our research and development team was responsible for creating new technologies and expanding LiDAR and perception and mapping software functionality. The team was responsible for ensuring our LiDAR is designed for manufacturability and testability. The team partnered with our operations and supply chain functions to develop scalable, commercial and reliable manufacturing processes and direct production material procurement.

Sales and Marketing

We used customer feedback to specifically tailor our product and approach to build and expand our relationships with potential commercial partners. In parallel, marketing and communications drove our brand equity and narrative through ongoing announcements, campaigns, events, speaking opportunities, and public relations efforts.

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

Employees

As of December 31, 2025, excluding contractors, we had 254 full-time employees primarily in the United States, Germany, Sweden, India and China. None of our employees are represented by a labor union.

Our human capital resources objectives included, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants, while aiming towards a talented and diverse workforce. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Social Responsibilities and Sustainability

We were committed to active and responsible corporate citizenship. We expected ADAS and automated driving technologies to provide strong social benefits, such as reducing roadway injuries and fatalities, including in urban areas, making roadways more efficient by reducing commuting times and CO2 emissions, and offering improved productivity.

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

ITEM 1A. RISK FACTORS.

The Company has ceased business operations and has sold substantially all of its assets, and is awaiting the Bankruptcy Court’s confirmation of the Plan of Liquidation. The Plan will govern how the remaining value of the Company will be distributed to holders of claims and equity interests in the Company. If the Bankruptcy Court approves the Plan, and the Plan becomes effective, all existing equity interests in the Company will be cancelled for no value, and investors in our equity securities will lose the entire amount of their investments in accordance with the terms of the Plan of Liquidation.

Following the sale of LSI and our LiDAR assets in early February 2026, the Company has sold substantially all of its assets through the bankruptcy proceedings, has ceased business operations, and is in the process of winding down its remaining operations. We have a significant amount of indebtedness and other liabilities that are senior to our current shares of Class A common stock in our capital structure, and we expect that all value in the estates will be distributed to holders of claims on account of such indebtedness and liabilities and that no value will be distributed on account of the Class A common stock under the Plan. Once the Plan is approved by the Bankruptcy Court, all existing investors in our equity securities will lose the entire amount of their investment.

Delays in the Chapter 11 Cases may increase the costs associated with the Chapter 11 process and may increase the risk that we are unable to obtain court approval of, and ultimately consummate, our Plan.

Although we have submitted our proposed Plan to the Bankruptcy Court, there can be no assurance as to when, or whether, the Plan will be approved or consummated. Prolonged proceedings, including any delays in forming the liquidation trust contemplated to the Plan or related to the sales of LSI and/or LiDAR business, could adversely affect cash flows during the wind down period. Extended delays may also increase administrative and professional costs. If we are unable to obtain confirmation of, and consummate, the Plan, the outcome of the Chapter 11 Cases could be materially different from what is currently contemplated.

We have experienced the departure of a majority of the Company’s employees.

We have experienced and will continue to experience significant layoffs and other departures of employees. The departure of a large number of employees significantly impacts our ability to effectively manage our operations and efficiently wind down, liquidate and dissolve our business and operations.

Our Class A common stock was delisted from Nasdaq and there is no guarantee that our Class A common stock will be regularly traded on the over-the-counter markets prior to the effective date of the Plan.

As a result of the Chapter 11 Cases, our Class A common stock was delisted and suspended from trading from Nasdaq.

Since December 24, 2025, our Class A common stock is quoted in the over-the-counter (the “OTC”) market. The OTC market is a significantly more limited market than Nasdaq, and quotation on the OTC market has, and will continue to, result in a less liquid market for existing and potential holders of the Class A common stock to trade our Class A common stock and could further depress the trading price of our Class A common stock. OTC securities are frequent targets of fraud or market manipulation, especially because of their generally low prices and/or any misinformation relating to pending bankruptcy proceedings. There is no guarantee that our Class A common stock will be regularly traded on the OTC market, and accordingly, our Class A common stock may become illiquid even before the cancellation of our Class A common stock in accordance with the terms of the Plan. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market.

We have in the past and may in the future become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our consolidated financial position.

We are, and may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. See “Legal Matters” in Note 18, “Commitments and Contingencies”, of the Notes to consolidated financial statements in this Form 10-K. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but not limited to general discrimination, wage and hour, privacy, ERISA, or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on our consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

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

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•
adoption of frameworks established by the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”) for a flexible, tailored, and risk-based approach to cybersecurity, helping to ensure a continuous process of identifying, protecting, detecting, responding, and recovering from cyber incidents;

•
alignment with ISO 21434 (automotive security) and ISO 27001 (information security management) standards, addressing cybersecurity aspects of automotive products and the broader information security management system to establish, implement, maintain, and continually improve confidentiality, integrity, and availability, as well as meeting the cybersecurity standards and product requirements established by our OEM customers;

•	conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems;

•
providing cybersecurity training programs for employees, management, and directors, including conducting periodic phishing tests to promote awareness for all employees and all contractors with access to corporate email systems;

•
leveraging industry best practices for incident handling to help identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident, and participating in an industry information sharing and analysis center;

•	employing threat intelligence monitoring processes to model, research, and respond to cyber threats in a proactive manner;

•	closely monitoring emerging data protection laws and implementing changes to our processes accordingly;

•	undertaking a periodic review of public-facing policies and statements related to cybersecurity;

•	carrying information security risk insurance that may provide some protection against the potential losses arising from a cybersecurity incident; and

•	tracking key performance indicators pertaining to cybersecurity incidents, response and recovery, vulnerabilities, and risks.

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

The Audit Committee of our Board (“Audit Committee”) is responsible for the oversight of cybersecurity, including assessment, prevention, detection, and remediation of cyber risks, threats, and incidents. Multiple times per year, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes, covering topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials, including a cybersecurity scorecard and other materials, indicating current and emerging cybersecurity threat risks, and describing the Company’s ability to mitigate those risks. Members of the Audit Committee also regularly engage in ad hoc conversations with management on cybersecurity-related matters and news events and discuss any updates to our cybersecurity risk management and strategy programs. When incidents occur, depending on the nature and severity, the Audit Committee Chair is notified immediately, and incidents are further reviewed periodically with the Audit Committee. Material cybersecurity matters are also periodically reviewed with the full Board of Directors.

ITEM 2. PROPERTIES.

Information concerning our principal leased properties as of December 31, 2025 and prior to the sale of LSI and the LiDAR business is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date
Orlando, Florida	Corporate headquarters, manufacturing, and administrative functions	67,883	6/30/2026
Orlando, Florida	Testing	207,487	3/31/2028
Mexico	Manufacturing	220,873	8/31/2032
Sunnyvale, California	Research and development and administration functions	13,617	3/31/2028
Santa Barbara, California	Semiconductor research and development	20,337	11/30/2026
Colorado Springs, Colorado	Semiconductor research and development	8,126	3/31/2028
Cranbury, New Jersey	Semiconductor research and development	16,464	3/14/2028
Bedford, Massachusetts	Manufacturing, engineering and administrative functions	19,332	8/31/2028
Wilmington, Massachusetts	Semiconductor fabrication	7,573	1/30/2030
Bloomington, Minnesota	Product design and engineering	25,953	4/30/2029
Germany	Research and development	17,405	3/15/2029
India	Research and development and administration functions	8,000	9/14/2029

ITEM 3. LEGAL PROCEEDINGS.

Information with respect to this item may be found under the heading “Legal Matters” in Note 18, “Commitments and Contingencies”, of the Notes to consolidated financial statements in this Form 10-K, which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is currently quoted on the OTC Pink Market under the symbol “LAZRQ”.

Holders

As of March 23, 2026, there were 313 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and will not pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto that are included elsewhere in this Form 10-K. This discussion may contain forward-looking statements based upon expectations that involve risks and uncertainties. Our actual results will differ materially from those anticipated in these forward-looking statements as a result of various factors, including our bankruptcy, and as those set forth under the “Explanatory Note”, “Cautionary Note Regarding Forward-Looking Statements”, “Risk Factors” and in other parts of this Form 10-K.

Discussion regarding our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025.

Overview

We are a technology company specializing in advanced Light Detection and Ranging (LiDAR) hardware and software solutions to enable the world’s safest and smartest vehicles. Over the past decade, we developed proprietary LiDAR hardware, core semiconductor components, and software in-house to meet the demanding performance, safety, reliability, and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles, as well as other adjacent markets.

Beyond sensor hardware, our product portfolio expanded to include semiconductor components of our LiDAR that had utility in adjacent markets, in-development software capabilities such as perception and high-definition “3D” mapping, certain data sets and other information. Substantially all of our software products had not achieved technological feasibility or had been commercialized.

Industrialization Update

We have typically entered into contract manufacturing services agreements with manufacturers, including Celestica and Fabrinet, to enable series production of our Iris LiDAR sensors through the assembly and testing of our transceiver sub-component based on our design and components and final assembly and testing of our LiDAR sensor, including the transceiver. On November 1, 2025, Celestica sent to us a notice of termination of the master services agreement and equipment and tooling agreement between Celestica and a subsidiary of the Company. Following commencement of our Chapter 11 Cases we have been evaluating our alternatives with respect to our arrangements with Celestica, including entering into a new agreement or transitioning our LiDAR sensor testing and assembly process to an alternative manufacturer. See “—Recent Developments and Business Update—Celestica Update” below. We also had a partnership with TPK Group, whereby we established an engineering center in China, staffed by TPK, to assist with our industrialization efforts, including manufacturing process design, development and validation, component process verification and validation, supplier development support, system validation, cost analysis, and benchmarking.

We continuously evaluated opportunities for optimizing our manufacturing and product design processes, including evaluating our sourcing strategies to reduce future per unit sensor manufacturing costs. In 2023, we commenced a change in sourcing of certain sub-assemblies and components from one supplier to another and our expected transition to new suppliers has essentially been completed. In 2024, we commenced a change in sourcing of final assembly of components from one contract manufacturer to another. This effort included taking scaled down or production downtime at the dedicated manufacturing facility in Mexico.

Recent Developments and Business Updates

Debt Exchanges

In March 2025, we entered into separate, individually negotiated private exchange agreements with certain holders of our 1.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) to exchange $18.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “March 2025 Exchanged Notes”) for newly issued shares of our Class A common stock, plus, in certain circumstances, cash in respect of accrued and unpaid interest on the March 2025 Exchanged Notes (such exchanges, collectively, the “March 2025 Exchange Transactions”). We canceled the March 2025 Exchanged Notes received in the March 2025 Exchange Transactions. The March 2025 Exchange Transactions settled in four consecutive daily tranches, each for approximately $4.6 million aggregate principal amount of March 2025 Exchanged Notes, commencing on March 25, 2025. As of March 28, 2025, which was the final settlement date of the March 2025 Exchange Transactions, we had issued an aggregate of 1,951,819 shares of Class A common stock in the March 2025 Exchange Transactions. We did not receive any cash proceeds from the March 2025 Exchange Transactions. See Note 10, “Debt”, to our consolidated financial statements included in this Form 10-K for more detail.

In May 2025, we entered into separate, individually negotiated private exchange agreements and private repurchase agreements with certain holders of our 2026 Convertible Senior Notes to exchange $6.2 million aggregate principal amount of 2026 Convertible Senior Notes (the “May 2025 Exchanged Notes”) for an aggregate of 1,098,931 newly issued shares of our Class A common stock (the “May 2025 Exchange Transactions”) and repurchase $43.8 million aggregate principal amount of 2026 Convertible Senior Notes (the “Repurchased Notes”) for an aggregate of $30.3 million in cash (the “Repurchase Transaction”), in each case, inclusive of accrued and unpaid interest on the May 2025 Exchanged Notes and Repurchased Notes. See Note 10, “Debt”, to our consolidated financial statements included in this Form 10-K for more detail.

Series A Purchase Agreement

In May 2025, we entered into a securities purchase agreement (the “Series A Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company may issue and sell, in a series of registered direct offerings, up to an aggregate of 200,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), to the investors at a purchase price of $960.00 per share. The initial offering for 35,000 shares of Series A Preferred Stock closed on May 22, 2025, following the satisfaction or waiver of certain closing conditions set forth in the Series A Purchase Agreement. We recorded $33.6 million proceeds, before deducting placement agent fees and other offering expenses. At the closing, we also issued the lead investor 505,051 shares of our Class A common stock as a commitment fee pursuant to the Series A Purchase Agreement.

From May 2025 through October 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of additional 35,000 shares of Series A Preferred Stock into 14,302,063 shares of Class A common stock. As a result, all Series A Preferred Stock have been converted to Class A common stock.

Debt Conversions

Through the twelve months ended December 31, 2025, we received notices from note holders of Series 2 (the “Series 2 Notes”) of the 2L Notes to convert the principal amount of $2.5 million of Series 2 Notes, upon which we issued 202,019 shares of Class A common stock on a reverse split-adjusted basis to settle such conversion of the Series 2 Notes.

Missed Interest Payments and Forbearance Agreements

On October 15, 2025, we did not make the quarterly interest payments due on such date (the “October 15 Interest Payments”) in respect of our 2L Notes. Under the terms of the indenture governing the 2L Notes (the “2L Indenture”), the failure to make the October 15 Interest Payments on the due date did not constitute an event of default under the 2L Indenture; however, the non-payment became an event of default under the 2L Indenture and the indenture governing our 1L Notes (the “1L Indenture”) upon our failure to make the October 15 Interest Payments within the permitted 15-day grace period.

On October 30, 2025, the Company entered into further forbearance agreements (the “First Forbearance Agreements”), with an ad hoc group of holders (the “Initial Forbearing Noteholders”) of the Company’s 1L Notes and 2L Notes, beneficially owning, collectively, approximately 94.5% of the 1L Notes and approximately 89% of the 2L Notes. Pursuant to the First Forbearance Agreements, the Initial Forbearing Noteholders agreed to forbear from exercising any of their rights and remedies under the 1L Indenture and 2L Indenture, as applicable, and applicable law originally until November 6, 2025 (the “First Forbearance Period”) as a result of the Company’s failure to make the October 15 Interest Payments.

On November 6, 2025, the Company entered into further forbearance agreements (the “Second Forbearance Agreements”), with certain of the Initial Forbearing Noteholders (the “Extending Forbearing Noteholders”), beneficially owning, collectively, approximately 91.3% of the 1L Notes and approximately 85.8% of the 2L Notes. Pursuant to the Second Forbearance Agreements, the Extending Forbearing Noteholders agreed to extend the First Forbearance Period through November 12, 2025 (the “Second Forbearance Period”) in exchange for agreeing to pay the fees of advisors to the Initial Forbearing Noteholders and continued good-faith negotiations related to certain other fees and expenses payable to the Extending Forbearing Noteholders in connection with future forbearance agreements.

On November 12, 2025, the Company entered into further forbearance agreements (the “Third Forbearance Agreements”), with the Extending Forbearing Noteholders. Pursuant to the Third Forbearance Agreements, the Extending Forbearing Noteholders agreed to extend the Second Forbearance Period through November 24, 2025 (the “Extended Forbearance Period”) in exchange for certain ongoing reporting obligations and the Company’s entry into confidentiality agreements with the Extending Forbearing Noteholders.

On November 15, 2025, the Company elected not to make the quarterly interest payments due on such date (the “November 15 Interest Payments”) in respect of its 1L Notes. Under the terms of the 1L Indenture governing the 1L Notes, the failure to make the November 15 Interest Payments on the due date did not constitute an event of default under the 1L Indenture; however, the non-payment became an event of default under the 1L Indenture and the 2L Indenture upon our failure to make the November 15 Interest Payments within the permitted 15-day grace period.

On November 25, 2025, the Company entered into further forbearance agreements (the “Fourth Forbearance Agreements”), with the Extending Forbearing Noteholders. Pursuant to the Fourth Forbearance Agreements, the Extending Forbearing Noteholders agreed to forbear from exercising rights and remedies with respect to the failure to make the November 15 Interest Payments and otherwise extend the Third Forbearance Period with respect to the 1L Notes and 2L Notes to December 2, 2025, with the ability to extend further through December 7, 2025 (the “Fourth Forbearance Period”) in exchange for the Company’s agreement to an ongoing liquidity covenant and to generally engage in good faith on a holistic transaction.

 On December 7, 2025, the Company and the Extending Forbearing Noteholders entered into new forbearance agreements (the “Fifth Forbearance Agreements”) in connection with which the Extending Forbearing Noteholders agreed to forbear from exercising rights and remedies with respect to the failure to make the October 15 Interest Payments and the November 15 Interest Payments, as applicable, and otherwise extend the Fourth Forbearance Period with respect to the 1L Notes and 2L Notes to December 10, 2025. As allowed in the Fifth Forbearance Agreements, such forbearance was extended through December 14, 2025.

On December 15, 2025, the Company and the Extending Forbearing Noteholders entered into transaction support and forbearance agreements (the “Transaction Support and Forbearance Agreements”) in connection with which the Extending Forbearing Noteholders agreed to forbear from exercising rights and remedies against LSI and certain of its subsidiaries with respect to the occurrence of any event of default under the 1L Notes and 2L Notes during the period beginning December 14, 2025 and ending at the earliest to occur of, among other things, the consummation of a sale of LSI and its subsidiaries, the termination of the LSI Stock Purchase Agreement, or LSI and its subsidiaries becoming debtors in the Chapter 11 Cases (the “Forbearance Period”). During the LSI Sale Forbearance Period, the Extending Forbearing Noteholders also agreed to support the LSI Sale and take actions in furtherance of such support.

Volvo Update

In March 2025, we announced that our LiDAR technology will be equipped in the new Volvo ES90. This marks the second Volvo model to feature our technology, following the launch of the Volvo EX90. Our LiDAR sensors on initial EX90 vehicles are currently being used for road data collection and system training.

In November 2025, the Company received a written notice from Volvo to terminate, effective November 14, 2025, that certain Framework Purchase Agreement, originally dated March 23, 2020, by and between the Company and Volvo, including any amendments, side letters and other written agreements or understandings referenced therein or related thereto (collectively, the “Volvo Agreement”). Pursuant to the Volvo Agreement, the Company has collaborated with and provided hardware and software for integration into Volvo’s global consumer vehicle platform.

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

Voluntary Petition for Bankruptcy under Chapter 11

On December 15, 2025 and December 31, 2025, the Debtors filed the Bankruptcy Petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court thereby commencing the Chapter 11 Cases. The Company’s subsidiary, LSI and LSI’s subsidiaries, are not Debtors in the Chapter 11 Cases and the operations of LSI and its subsidiaries were not affected by the filing of the Chapter 11 Cases. The Company filed the Chapter 11 Cases with the support of the Ad Hoc Group.

The Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, to honor customer programs, to pay certain critical vendors and suppliers for goods and services, and to continue honoring insurance and tax obligations as they come due. To facilitate the transactions contemplated by the Bankruptcy Petitions, fund the Chapter 11 Cases, and support operations throughout the marketing and sale process, the Ad Hoc Group has consented to the Debtors’ use of the Debtors’ approximately $25.0 million of cash on hand, which is their secured noteholders’ cash collateral. The Ad Hoc Group’s consent to the Debtors’ continued use of cash collateral is conditioned on certain terms, including, without limitation, the Debtors’ adherence to a budget with an agreed upon variance, regular reporting requirements, and meeting certain milestones in the Chapter 11 Cases.

On December 30, 2025, pursuant to a motion filed by the Debtors, the Bankruptcy Court, authorized the Debtors to solicit bids for the consideration of the highest or otherwise best offer for all or part of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  In addition, the Debtors filed a Plan of Liquidation, which was amended on January 29, 2026, February 17, 2026, and February 18, 2026, that provides for the liquidation of the Debtors remaining assets and the distribution of proceeds thereof to its stakeholders.

The filing of the Chapter 11 Cases constituted an event of default that permitted the acceleration of the Company’s obligations under the following debt instruments: (i) the 2026 Convertible Senior Notes, (ii) 1L Notes and (iii) 2L Notes.

Operating results have been and continue to be negatively impacted as a result of the Chapter 11 Cases, including decreases in revenue.

Delisting of Common Stock

On December 17, 2025, the Company was notified by the Listing Qualifications Department of The Nasdaq Stock Market LLC Nasdaq that Nasdaq had determined to delist the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the Company’s commencement of voluntary proceedings under Chapter 11 of the Bankruptcy Code. The Company did not appeal Nasdaq’s determination. Accordingly, trading of the Class A common stock on Nasdaq was suspended on December 24, 2025 and the stock has not traded on Nasdaq since that time. On January 23, 2026, the Company filed a Form 25-NSE with the Securities and Exchange Commission to remove the Class A Common Stock from listing and registration on Nasdaq. The delisting from Nasdaq and deregistration of the Class A common stock under Section 12(b) of the Exchange Act will be effective 10 days and 90 days (or such shorter period as the SEC may determine) after the filing of the Form 25-NSE, respectively. The Class A common stock currently trades on the Pink Market operated by the OTC Markets Group, Inc. (commonly referred to as the “pink sheets”) under the symbol “LAZRQ”.

Cost-Reduction Restructuring Plans

In 2024, we executed a restructuring and cost reduction plan (the “2024 Restructuring Plan”), consisting of events in both May and September, which included reducing our workforce by a cumulative 30%, as well as sub-leasing of certain facilities and other actions. These actions were substantially completed during the second quarter of 2025. In May 2025, we began additional restructuring efforts which included a reduction in workforce (the “May 2025 Restructuring Plan”). The actions associated with the May 2025 Restructuring Plan were substantially completed by the end of the third quarter of 2025.

On October 29, 2025, the Company committed to a plan to further reduce its workforce by approximately 25% in order to reduce operating costs (the “October 2025 Restructuring Plan”). The actions associated with the October 2025 Restructuring were substantially completed by 2025 year-end.

On December 18, 2025, the Company committed to a plan to further reduce its workforce by approximately 30% in order to reduce operating costs (the “December 2025 Restructuring Plan”). The reductions are expected to be substantially completed by the first quarter of fiscal year 2026. The Company estimates that it will incur approximately $2.5 million to $3.0 million in cash charges associated with employee severance and related employee costs, to be incurred primarily in the first quarter of 2026. The Company’s estimates are subject to a number of assumptions, and actual results may materially differ. The Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. See Note 6, “Restructuring,” to our consolidated financial statements included in this Form 10-K for additional details.

As of December 31, 2025, we incurred $6.0 million in employee-related charges from the actions related to the 2024 Restructuring Plan, the May 2025 Restructuring Plan, the October 2025 Restructuring Plan and the December 2025 Restructuring Plan.

Wind-down of Data and Insurance Businesses

As part of our strategic review and focus on operational efficiency, we initiated and substantially completed the wind-down of our data and insurance businesses during the year ended December 31, 2025.

Sale of LiDAR Assets

On January 11, 2026, the Debtors entered into the Stalking Horse Asset Purchase Agreement with QCi for the sale of specified assets and assumption of certain liabilities related to the LiDAR business for cash consideration of $22.0 million.

On January 26, 2026, the Company held an auction pursuant to the bidding procedures approved by the Bankruptcy Court, at which MicroVision was selected as the successful bidder for the LiDAR assets and QCi was designated as the back-up bidder. The Company and MicroVision entered into the MicroVision Asset Purchase Agreement to sell specified assets related to the LiDAR business and assume certain liabilities for cash consideration of $33.0 million. The Bankruptcy Court approved the sale and the Company completed the transaction on February 3, 2026, pursuant to Section 363 of the Bankruptcy Code. On February 4, 2026, the Company paid QCi a break-up fee of $0.7 million and reimbursed QCi $0.5 million for its documented expenses, in connection with the termination of the Stalking Horse Asset Purchase Agreement.

Sale of LSI Equity and Asset Sale Offer

On December 15, 2025, the Company, LSI, and QCi entered into the LSI Stock Purchase Agreement, pursuant to which, QCi agreed to acquire all of the issued and outstanding shares of LSI, for a total purchase price of $110.0 million in cash, subject to certain adjustments. The LSI Stock Purchase Agreement also includes customary non-competition and non-solicitation covenants for a three-year period and provides for mutual, non-exclusive intellectual property licenses to ensure continued operation of each party’s respective business following closing.

On February 2, 2026, following Bankruptcy Court approval pursuant to Section 363 of the Bankruptcy Code, the Company completed the sale of LSI to QCi for $110.0 million in cash, subject to adjustments. Of the purchase price, $11.0 million was placed in escrow for twelve months to secure certain indemnification obligations, and approximately $89.4 million was used to fund a cash tender offer (the “Asset Sale Offer”) to purchase up to the maximum principal amount of 1L Notes that could be purchased at purchase price equal to the purchase price of 103% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, including any applicable default interest, using an aggregate amount of cash of $89.4 million. The Company settled the Asset Sale Offer on March 11, 2026, following which approximately $19.9 million aggregate principal amount of First Lien Notes remained outstanding.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries that were prepared in accordance with generally accepted accounting principles in the United States, assuming that we will continue as a going concern. The going concern assumption contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company’s ability to continue as a going concern. We have eliminated intercompany accounts and transactions.

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

Two customers, customer A and customer C of the Autonomy Solutions segment, accounted for 16% and 29%, respectively, of our revenue for the year ended December 31, 2025. One customer, customer A of the Autonomy Solutions segment, accounted for 39% of our revenue for the year ended December 31, 2024.

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

Our R&D efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our LiDAR hardware and integrated software solutions. R&D expenses consist primarily of:

•	Personnel-related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in our research and engineering functions;

•	Expenses related to materials, software licenses, supplies, data labeling and other third-party services;

•	Prototype expenses; and

•	An allocated portion of facility and IT costs and depreciation.

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

Reorganization Items

Reorganization items consist of costs directly incurred in connection with the Chapter 11 Cases. Such costs include debt-related adjustments and professional fees incurred on or after the filing of the Bankruptcy Petitions. We expect to continue to incur significant expenses in connection with the Chapter 11 Cases and certain related transactions, and it is possible that such costs will increase over time, particularly if we incur certain success-related and/or other contingent fees, which could be significant. In addition, the longer the Chapter 11 Cases continue, the higher our expenses for these matters could be. We expect to incur material reorganization expenses in the near term.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Year Ended December 31,		Change	Change
	2025	2024	$	%
Revenue	$66,014	$75,395	$(9,381)	(12)%
Cost of sales	144,232	101,085	43,147	43%
Gross loss	(78,218)	(25,690)	(52,528)	204%
Operating Expenses:
Research and development	137,592	231,669	(94,077)	(41)%
Sales and marketing	16,619	45,488	(28,869)	(63)%
General and administrative	25,968	115,771	(89,803)	(78)%
Impairment of goodwill and intangible assets	3,719	6,647	(2,928)	(44)%
Impairment of long-lived assets	7,513	—	7,513	100%
Restructuring and other costs	27,172	9,772	17,400	178%
Total operating expenses	218,583	409,347	(190,764)	(47)%
Loss from operations	(296,801)	(435,037)	138,236	(32)%
Other income (expense), net:
Change in fair value of warrant liabilities	—	1,069	(1,069)	(100)%
Interest expense	(48,190)	(27,032)	(21,158)	78%
Interest income	4,488	10,418	(5,930)	(57)%
Gain on extinguishment of debt	22,303	148,660	(126,357)	(85)%
(Loss) gain from acquisition of EM4	(48)	1,474	(1,522)	(103)%
Changes in fair value of derivative liability	(3,308)	31,729	(35,037)	(110)%
Losses and impairments related to investments and certain other assets, and other income (expense)	1,941	(5,164)	7,105	(138)%
Total other income (expense), net	(22,814)	161,154	(183,968)	(114)%
Loss before reorganization items and provision for (benefit from) income taxes	(319,615)	(273,883)	(45,732)	17%
Reorganization items	46,349	—	46,349	100%
Provision for (benefit from) income taxes	338	(743)	1,081	(145)%
Net loss	$(366,302)	$(273,140)	$(93,162)	34%

Revenue

The following table sets forth a breakdown of our revenue by our segments for the periods presented (in thousands):

	Year Ended December 31,		Change	Change
	2025	2024	$	%
Revenue from sales to external customers:
Autonomy Solutions	$40,884	$53,480	$(12,596)	(24)%
ATS	25,130	21,915	3,215	15%
Total	$66,014	$75,395	$(9,381)	(12)%

The $12.6 million decrease in revenue of our Autonomy Solutions in 2025 compared to 2024 was primarily due to a $21.8 million decrease in product revenue, offset by a $9.2 million increase in service revenue.

The $3.2 million increase in revenue of our ATS segment in 2025 compared to 2024 was primarily due to a $5.2 million increase in product revenue, offset by a $2.0 million decrease in service revenue.

Cost of Sales

The $43.1 million increase in the cost of sales in 2025 compared to 2024, was primarily due to $42.8 million loss on firm purchase commitments, inventory write-downs, higher warranty costs and the impact of tariffs implemented in 2025. These increases were partially offset by cost reduction initiatives implemented during 2025. These initiatives included reductions in material and conversion costs, improved inventory management, and lower overhead and personnel-related expenses.

Operating Expenses

Research and Development

The $94.1 million decrease in research and development expenses in 2025 compared to 2024 was primarily due to a $52.2 million decrease in personnel-related costs driven mainly by decreased headcount, a $20.5 million decrease in outside consultants and contractor fees, a $8.7 million decrease in purchased materials and a $7.2 million decrease in lower expenses allocated to research and development expenses, offset by a $2.6 million increase in computer software and other subscriptions.

Sales and Marketing

The $28.9 million decrease in sales and marketing expenses in 2025 compared to 2024 was primarily due to a $14.7 million decrease in personnel related costs including stock-based compensation cost due to lower headcount, a $11.0 million reduction in sponsorship fees, and $1.6 million decrease in outside consultant and contractor fees.

General and Administrative

The $89.8 million decrease in general and administrative expenses for 2025 compared to 2024 was primarily due to a $89.9 million decrease in personnel-related costs, including stock-based compensation expense and reduction in headcount, a $4.9 million decrease in professional fees, a $5.6 million decrease in rent expenses and a $2.2 million decrease in travel expenses, offset by a $12.5 million increase in higher information technology and facility related costs allocated to general and administrative expenses.

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2025, we recognized $2.2 million impairment charges of goodwill of Optogration reporting unit and $1.5 million impairment charges of intangible assets related both Optogration and NRE asset groups.

In 2024, we recognized impairment charges of $3.4 million and $3.3 million related to goodwill and IPR&D intangible assets related to Freedom Photonics.

Impairment of Long-lived Assets

For the year ended December 31, 2025, we recognized impairment of long-lived assets due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. There were no comparable amounts for 2024.

Restructuring and Other Costs

The change in restructuring and other costs for 2025 was primarily driven by actions taken under restructuring plans implemented in 2025, as well as professional fees incurred in connection with the sale of certain businesses and preparations for filing the Chapter 11 Cases.

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

Losses and impairments related to investments and certain other assets, and other income (expense)

Losses and impairments related to investments and certain other assets, and other income (expense) in 2025 and 2024 primarily related to gain on sale of investments, and mark-to-market fair value adjustments of marketable equity investments.

Gain on Extinguishment of Debt

The change in gain on extinguishment of debt for the year ended December 31, 2025 compared to 2024 was primarily due to the difference between the carrying value of exchanged 2026 Convertible Senior Notes and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors, along with the gain from the 2030 Convertible Notes principal amount conversion initiated by the holders.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability is a non-cash benefit or charge due to the corresponding decrease or increase in the estimated fair value of the bifurcated derivatives in the 2030 Convertible Notes and the Senior Notes.

Reorganization Items

Reorganization items of $46.3 million for 2025 primarily consisted of adjustments to the carrying value of debt related to the Chapter 11 Cases and professional fees, which were incurred after the filing of the Bankruptcy Petitions. There were no comparable amounts for 2024.

Segment Operating Loss

Segment income or loss is defined as income or loss before taxes. Our segment loss breakdown is as follows (in thousands):

	Year Ended December 31,		Change	Change
	2025	2024	$	%
Segment operating loss
Autonomy Solutions	$(281,587)	$(412,998)	$131,411	(32)%
ATS	(15,214)	(22,039)	6,825	(31)%

Autonomy solutions segment operating loss decreased by $131.4 million from 2024 to 2025. This was primarily driven by lower personnel-related costs resulting from reduced headcount, decrease in stock-based compensation expenses, decrease in travel-related expenses, a decrease in purchased materials, and a reduction in supplies expenses.

ATS segment operating loss decreased by $6.8 million from 2024 to 2025. The decrease in operating loss was primarily due to decreases in personnel-related costs, driven by decreased headcount and a decrease in stock-based compensation expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been proceeds received from issuances of debt and equity. As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents totaling $21.7 million and marketable securities of $2.6 million, resulting in total liquidity of $24.3 million.

Since inception, we have not generated positive cash flows from operating activities and have incurred significant losses from operations. As of December 31, 2025, we had an accumulated deficit of $2.5 billion. For the year ended December 31, 2025, net cash used in operating activities was $196.5 million.

Subsequent to December 31, 2025, the Company has ceased business operations and has sold substantially all of its assets, and is awaiting the Bankruptcy Court’s confirmation of the Plan of Liquidation. The Plan will govern how the remaining value of the Company will be distributed to holders of claims and equity interests in the Company.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, management has concluded that the Chapter 11 Cases raises substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or from the wind-down of operations

Cash Flow Summary

The following table summarizes Luminar’s cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(196,454)	$(276,630)
Investing activities	96,811	42,463
Financing activities	36,598	178,265

Operating Activities

Net cash used in operating activities was $196.5 million for the year ended December 31, 2025. Net cash used in operating activities was due to our net loss of $366.3 million adjusted for non-cash items of $147.4 million, primarily consisting of $41.7 million of reorganization items, $42.8 million loss on firm purchase commitments, $12.8 million of inventory write-downs, $17.0 million of depreciation and amortization, $12.8 million of vendor stock in lieu of cash program, $11.2 million impairment charges of goodwill and long-lived assets, $8.7 million of stock-based compensation, $8.0 million amortization of debt discounts and issuance costs, $6.2 million of change in product warranty, $6.1 million of amortization of operating lease right-of-use, $22.3 million gain on extinguishment of debt, $3.3 million of change in fair value of derivatives, and changes in operating assets and liabilities of $22.5 million primarily due to the timing of cash payments to vendors and cash receipts from customers.

Investing Activities

Net cash provided by investing activities of $96.8 million for the year ended December 31, 2025 was primarily comprised of $128.1 million of proceeds from maturities of marketable securities, $23.6 million of  proceeds from sales/ redemptions of marketable securities and $2.9 million of proceeds from sales of equity investments, partially offset by $54.3 million related to purchases of marketable securities, and $2.1 million issuance of promissory notes.

Financing Activities

Net cash provided by financing activities of $36.6 million for the year ended December 31, 2025 was primarily comprised of $36.2 million cash received from sale and issuance of shares of Class A common stock under the Equity Financing Program, $31.4 million proceeds from the issuance of Series A Preferred Stock, net of issuance costs, discount and commitment fees, offset by $30.3 million paid for the repurchase of a portion of outstanding 2026 Convertible Senior Notes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs, and expenses, as well as the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies and estimates discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Form 10-K.

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

Convertible and Senior Notes and Derivative Liability

We evaluate the notes to determine if embedded features of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value in the consolidated balance sheet at issuance and marked-to-market at each balance sheet date as components of convertible and senior notes. The change in the fair value during the period is recorded in the consolidated statement of operations as either other income or expense as changes in fair value of derivative liability. Additionally, when we change the terms of existing notes, we evaluate the transactions under ASC 470-50, Debt Modification and Extinguishment to determine whether the change should be treated as a modification or as a debt extinguishment. For extinguishments, we compare the reacquisition price of the extinguished notes to the carrying amount of the respective extinguished notes, and a gain or loss is recorded in other income (expense), net on our consolidated statements of operations. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment in the consolidated statement of operations.

Bankruptcy Accounting

Our consolidated financial statements included herein have been prepared as if we are a going concern and reflect the application of ASC 852, Reorganization (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, we classify liabilities and obligations, the treatment and satisfaction of which are dependent on the outcome of the reorganization under the Chapter 11 Cases, as liabilities subject to compromise on our consolidated balance sheets. In addition, we classify all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 Cases as reorganization items in our consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” and Note 21, “Subsequent Events,” to our consolidated financial statements included in this Form 10-K for additional details.

Smaller Reporting Company Status

Based on our public float as of June 30, 2025, as well as our revenue, we have transitioned to “smaller reporting company” status, and we have taken advantage of certain reduced disclosure requirements available to smaller reporting companies.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our consolidated financial statements included in this Form 10-K for information related to recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LUMINAR TECHNOLOGIES, INC. (DEBTOR-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Luminar Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Luminar Technologies, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has incurred significant operating losses and filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Bankruptcy-related debt accounting

As described in Notes 1 and 3 to the consolidated financial statements, on December 15, 2025, the Company and certain of its subsidiaries filed voluntary petitions relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, commencing Chapter 11 cases. As a result of the bankruptcy proceedings, management applied generally accepted accounting principles applicable to reorganizations in preparing the consolidated financial statements. These accounting principles require that, for periods including and after the filing of a Chapter 11 petition, the consolidated financial statements distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Pre-petition unsecured and under secured claims impacted by the bankruptcy reorganization process in the amount of $467.4 million were classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2025, a portion of which related to the Company’s debt instruments. Additionally, certain expenses and other items resulting from and recognized during the bankruptcy proceedings in the amount of $46.3 million were recorded in reorganization items, net in the consolidated statements of operations for the year ended December 31, 2025, of which $41.7 million related to the adjustments made to the Company’s debt instruments, including unamortized debt discounts and issuance costs.

We identified the accounting for, presentation, and valuation of, certain debt instruments in conjunction with the bankruptcy proceedings as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required in evaluating the application of the relevant accounting guidance to certain debt instruments and the determination of the fair value of certain debt instruments, due to commencing of the bankruptcy proceedings.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the accounting for bankruptcy proceedings, including the accounting for debt instruments.  We involved professionals with specialized skills and knowledge in complex debt transactions, who assisted in evaluating whether the Company’s accounting for certain debt instruments as a result of the bankruptcy, including the presentation of certain debt instruments as liabilities subject to compromise and unamortized debt discounts and issuance costs within reorganization items, net, were in accordance with the relevant accounting guidance. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the fair value of the debt instruments classified as liabilities subject to compromise, net by developing an estimate of the fair value using certain independent inputs derived from relevant market data, and comparing it to the Company’s estimated fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Santa Clara, California
March 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Luminar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Luminar Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Jose, California
March 28, 2025

We began serving as the Company's auditor in 2020. In 2024, we became the predecessor auditor.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
(In thousands, except share and per share data)
	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,259	$82,840
Restricted cash	1,418	1,882
Marketable securities	2,580	99,827
Accounts receivable	5,960	14,272
Inventory	6,656	14,908
Prepaid expenses and other current assets	20,063	31,498
Total current assets	56,936	245,227
Property and equipment, net	34,950	52,281
Operating lease right-of-use assets	14,115	31,479
Intangible assets, net	10,017	15,556
Goodwill	1,750	3,994
Other non-current assets	13,575	16,676
Total assets	$131,343	$365,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,741	$18,972
Accrued and other current liabilities	19,430	31,567
Operating lease liabilities	2,035	10,049
Current portion of long-term debt	110,905	—
Total current liabilities	137,111	60,588
Debt	—	500,516
Operating lease liabilities, non-current	3,674	24,083
Other non-current liabilities	184	815
Total liabilities not subject to compromise	140,969	586,002
Liabilities subject to compromise	467,373	—
Total liabilities	608,342	586,002
Commitments and contingencies (see Note 18)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value; 715,000,000 shares authorized as of December 31, 2025 and 2024, 75,153,311 shares issued, 73,695,748 shares outstanding as of December 31, 2025; 38,056,676 shares issued, 36,599,113 outstanding as of December 31, 2024	7	3
Class B common stock, $0.0001 par value; 121,000,000 shares authorized, 4,872,578 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Additional paid-in capital	2,315,081	2,204,814
Accumulated other comprehensive loss	(474)	(295)
Treasury stock, at cost, 1,457,563 shares as of December 31, 2025 and 2024	(312,477)	(312,477)
Accumulated deficit	(2,479,137)	(2,112,835)
Total stockholders’ deficit	(476,999)	(220,789)
Total liabilities and stockholders’ deficit	$131,343	$365,213

The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
	Year Ended December 31,
	2025	2024	2023
Revenue:
Products	$46,035	$62,608	$45,044
Services	19,979	12,787	24,735
Total revenue	66,014	75,395	69,779
Cost of sales:
Products (includes loss on firm purchase commitments of $42,811, nil, and nil, respectively)	127,548	86,005	105,236
Services	16,684	15,080	37,233
Total cost of sales	144,232	101,085	142,469
Gross loss	(78,218)	(25,690)	(72,690)
Operating expenses:
Research and development	137,592	231,669	262,217
Sales and marketing	16,619	45,488	53,097
General and administrative	25,968	115,771	159,815
Impairment of goodwill and intangible assets	3,719	6,647	15,489
Impairment of long-lived assets	7,513	—	—
Restructuring and other costs	27,172	9,772	—
Total operating expenses	218,583	409,347	490,618
Loss from operations	(296,801)	(435,037)	(563,308)
Other income (expense), net:
Change in fair value of warrant liabilities	—	1,069	1,936
Interest expense	(48,190)	(27,032)	(11,048)
Interest income	4,488	10,418	13,109
Gain on extinguishment of debt	22,303	148,660	—
(Loss) gain from acquisition of EM4	(48)	1,474	—
Changes in fair value of derivative liability	(3,308)	31,729	—
Losses and impairments related to investments and certain other assets, and other income (expense)	1,941	(5,164)	(10,262)
Total other income (expense), net	(22,814)	161,154	(6,265)
Loss before reorganization items and provision for income taxes	(319,615)	(273,883)	(569,573)
Reorganization items	46,349	—	—
Provision for income taxes	338	(743)	1,696
Net loss	(366,302)	(273,140)	(571,269)
Less: Deemed dividend on Series A preferred stock	11,820	—	—
Net loss attributable to common stockholders	$(378,122)	$(273,140)	$(571,269)
Net loss per share attributable to common stockholders:
Basic	$(6.33)	$(8.70)	$(22.02)
Diluted	$(6.33)	$(8.70)	$(22.02)
Shares used in computing net loss per share:
Basic	59,699,261	31,404,616	25,939,912
Diluted	59,699,261	31,404,616	25,939,912
Comprehensive Loss:
Net loss	$(366,302)	$(273,140)	$(571,269)
Net unrealized (losses) gains on available-for-sale debt securities	(179)	(297)	4,228
Comprehensive loss	$(366,481)	$(273,437)	$(567,041)

*	All periods presented have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022	—	$—	19,444,545	$2	6,472,578	$1	$1,558,721	$(4,226)	$(312,477)	$(1,268,426)	$(26,405)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	1,239,246	—	—	—	3,056	—	—	—	3,056
Issuance of Class A common stock under ESPP	—	—	47,147	—	—	—	2,641	—	—	—	2,641
Issuance of Class A common stock under Equity Financing Program	—	—	631,191	—	—	—	50,190	—	—	—	50,190
Issuance of Class A common stock to a TPK group company	—	—	220,384	—	—	—	20,000	—	—	—	20,000
Issuance of Class A common stock to Plus AI	—	—	128,431	—	—	—	12,141	—	—	—	12,141
Vendor payments under the stock in lieu of cash program	—	—	1,045,115	—	—	—	75,873	—	—	—	75,873
Milestone awards relating to acquisitions	—	—	196,221	—	—	—	20,656	—	—	—	20,656
Stock-based compensation	—	—	—	—	—	—	186,278	—	—	—	186,278
Payments of employee taxes related to stock-based awards	—	—	—	—	—	—	(2,137)	—	—	—	(2,137)
Other comprehensive loss	—	—	—	—	—	—	—	4,228	—	—	4,228
Net loss	—	—	—	—	—	—	—	—	—	(571,269)	(571,269)
Balance as of December 31, 2023	—	—	22,952,280	2	6,472,578	1	1,927,419	2	(312,477)	(1,839,695)	(224,748)
Issuance of Class A common stock upon exercise of stock options and vesting of restricted stock units	—	—	2,456,525	—	—	—	548	—	—	—	548
Issuance of Class A common stock under ESPP	—	—	63,675	—	—	—	1,153	—	—	—	1,153
Issuance of Class A common stock under 401(k) Plan	—	—	99,652	—	—	—	2,550	—	—	—	2,550
Issuance of Class A common stock under Equity Financing Program	—	—	8,335,450	1	—	—	89,358	—	—	—	89,359
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	—	—	1,980,408	—	—	—	28,945	—	—	—	28,945
Issuance of Class A common stock in settlement of certain claims	—	—	46,978	—	—	—	1,842	—	—	—	1,842
Vendor payments under the stock in lieu of cash program	—	—	129,959	—	—	—	5,473	—	—	—	5,473
Milestone awards relating to acquisitions	—	—	391,749	—	—	—	11,250	—	—	—	11,250
Conversion of Class B common stock to Class A common stock	—	—	1,600,000	—	(1,600,000)	—	—	—	—	—	—
Expense related to Volvo Warrants	—	—	—	—	—	—	642	—	—	—	642
Stock-based compensation	—	—	—	—	—	—	137,631	—	—	—	137,631
Payments of employee taxes related to stock-based awards	—	—	—	—	—	—	(1,997)	—	—	—	(1,997)
Other comprehensive income	—	—	—	—	—	—	—	(297)	—	—	(297)
Net loss	—	—	—	—	—	—	—	—	—	(273,140)	(273,140)
Balance as of December 31, 2024	—	—	38,056,676	3	4,872,578	1	2,204,814	(295)	(312,477)	(2,112,835)	(220,789)
Issuance of Series A preferred stock, net of issuance costs and discount of $3,586	35,000	29,445	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock as commitment fee	—	—	505,051	—	—	—	1,970	—	—	—	1,970
Issuance of Class A common stock upon conversion of Series A preferred stock	(35,000)	(41,265)	14,302,063	2	—	—	41,263	—	—	—	41,265
Deemed dividend on Series A preferred stock	—	11,820	—	—	—	—	(11,820)	—	—	—	(11,820)
Issuance of Class A common stock upon vesting of restricted stock units	—	—	3,625,309	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	—	—	150,448	—	—	—	381	—	—	—	381
Issuance of Class A common stock upon conversion of 2026 Convertible Senior Notes	—	—	3,050,750	—	—	—	16,105	—	—	—	16,105
Issuance of Class A common stock upon conversion of 2030 Convertible Notes	—	—	202,019	—	—	—	1,300	—	—	—	1,300
Issuance of Class A common stock under the Equity Financing Program	—	—	12,527,353	2	—	—	36,151	—	—	—	36,153
Issuance of Class A common stock to a wholly owned subsidiary of TPK	—	—	2,600,000	—	—	—	11,462	—	—	—	11,462
Vendor payments under the stock-in-lieu of cash program	—	—	133,642	—	—	—	405	—	—	—	405
Expense related to Volvo warrants	—	—	—	—	—	—	1,276	—	—	—	1,276
Share-based compensation, including restructuring costs	—	—	—	—	—	—	12,828	—	—	—	12,828
Payments of employee taxes related to vested restricted stock units	—	—	—	—	—	—	(1,054)	—	—	—	(1,054)
Other comprehensive loss	—	—	—	—	—	—	—	(179)	—	—	(179)
Net loss	—	—	—	—	—	—	—	—	—	(366,302)	(366,302)
Balance as of December 31, 2025	—	$—	75,153,311	$7	4,872,578	$1	$2,315,081	$(474)	$(312,477)	$(2,479,137)	$(476,999)

*	All periods presented have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 20, 2024. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(366,302)	$(273,140)	$(571,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,969	25,255	26,624
Amortization of operating lease right-of-use assets	6,113	8,497	6,987
Amortization of discount on marketable securities	(1,099)	(2,248)	(5,929)
Loss on marketable securities	690	1,901	7,594
Losses and impairments on non-marketable securities and certain other assets	—	4,000	2,141
Change in fair value of warrants	—	(1,069)	(1,936)
Vendor stock in lieu of cash program	12,785	14,614	50,829
Amortization of debt discount and issuance costs	7,955	4,938	3,236
Inventory write-offs and write-downs	12,820	20,133	19,547
Loss on firm purchase commitments	42,811	—	—
Change in the fair value of the derivatives	3,308	(31,729)	—
Gain or write-off on sale or disposal of property and equipment	166	(51)	1,522
Gain on extinguishment of debt	(22,303)	(148,660)	—
Share-based compensation, including restructuring costs	8,706	139,135	207,132
Impairment of goodwill and other intangible assets	3,719	6,647	15,489
Impairment of long-lived assets	7,513	—	—
Loss (gain) from acquisition of EM4	48	(1,474)	—
Provision for credit loss	2,186	—	—
Gain from sale of investment	(2,908)	—	—
Change in product warranty and other	6,172	(2,790)	2,382
Deferred taxes	—	(582)	(64)
Reorganization items	41,744	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,312	916	(2,951)
Inventories	(4,866)	(19,306)	(22,951)
Prepaid expenses and other current assets	10,539	(4,990)	11,641
Other non-current assets	21,701	10,722	177
Accounts payable	14,436	(2,639)	3,657
Accrued and other current liabilities	(7,861)	(7,212)	9,158
Other non-current liabilities	(19,808)	(17,498)	(10,320)
Net cash used in operating activities	(196,454)	(276,630)	(247,304)
Cash flows from investing activities:
Purchases of marketable securities	(54,268)	(130,404)	(301,493)
Proceeds from maturities of marketable securities	128,120	177,932	520,286
Proceeds from sales/redemptions of marketable securities	23,625	3,421	52,356
Issuance of promissory notes	(2,100)	—	—
Proceeds from sales of equity investment	2,908	—	—
Purchases of property and equipment	(2,021)	(5,090)	(21,915)
Acquisition of EM4 (net of cash acquired)	242	(3,531)	—
Proceeds from disposal of property and equipment	305	135	—
Acquisition of Seagate’s lidar business	—	—	(12,608)
Net cash provided by investing activities	96,811	42,463	236,626

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	36,153	89,359	50,190
Proceeds from issuance of Senior notes, net of Senior Notes and 2030 Convertible Notes issuance costs	—	89,202	—
Proceeds from exercise of stock options	—	548	3,061
Proceeds from sale of Class A common stock under ESPP	381	1,153	2,641
Payments of employee taxes related to stock-based awards	(1,054)	(1,997)	(2,137)
Proceeds from issuance of Class A common stock to a wholly owned subsidiary of TPK	—	—	20,000
Proceeds from a financing transaction	—	—	6,442
Repurchases of 2026 Convertible Senior Notes	(30,297)	—	—
Proceeds from issuance of Series A preferred stock, net of issuance costs, discount and commitment fees	31,415	—	—
Net cash provided by financing activities	36,598	178,265	80,197
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,045)	(55,902)	69,519
Beginning cash, cash equivalents and restricted cash	84,722	140,624	71,105
Ending cash, cash equivalents and restricted cash	$21,677	$84,722	$140,624

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,479	$14,837	$7,813
Supplemental disclosures of noncash investing and financing activities:
Conversion of 2030 Convertible Notes	1,300	28,945	—
Conversion of 2026 Convertible Notes	16,105	—	—
Conversion of Series A preferred stock to Class A common stock	41,265	—	—
Deemed dividend on Series A preferred stock	(11,820)	—	—
Recognition/derecognition of right-of-use assets in exchange for lease obligations	(9,714)	(4,821)	28,447
Purchases of property and equipment recorded in accounts payable and accrued liabilities	250	490	826
Vendor stock in lieu of cash program—advances for capital projects and equipment	—	—	8,551
Investment in Plus	—	—	10,000

The accompanying notes are an integral part of these consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Luminar Technologies, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Luminar”) is incorporated in Delaware. Luminar is a technology company specializing in advanced Light Detection and Ranging (LiDAR) hardware and software solutions to enable the world’s safest and smartest vehicles. Over the past decade, Luminar has been developing proprietary LiDAR hardware, core semiconductor components, and software in-house to meet the demanding performance, safety, reliability and cost requirements to enable next-generation safety and autonomous capabilities for passenger and commercial vehicles, as well as other adjacent markets. The Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”) trades on the OTC Pink Limited Market as of December 24, 2025 under the symbol “LAZRQ”.

On December 15, 2025 and December 31, 2025, as applicable, the Company and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) thereby commencing chapter 11 cases (the “Chapter 11 Cases”). The Company’s subsidiary, Luminar Semiconductors, Inc. (“Luminar Semiconductor” or “LSI”), LSI’s subsidiaries and the Company’s foreign subsidiaries are not Debtors in the Chapter 11 Cases.

The Debtors also filed a motion seeking authorization to conduct sale processes for the LSI equity and the LiDAR business designed to achieve the highest or otherwise best offer for the assets pursuant to section 363 of Bankruptcy Code.

In addition, the Debtors filed a proposed Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and its Affiliated Debtors (the “Plan of Liquidation” or “Plan”) and a related disclosure statement with the Bankruptcy Court. The Plan of Liquidation provides for the establishment of a liquidation trust to oversee and implement the liquidation of the Debtors’ remaining assets and distribute the proceeds thereof to the Debtors’ stakeholders.

As of the date hereof, the Company has sold substantially all of its assets and ceased business operations, and is in the process of winding down its remaining operations and pursuing confirmation of its Plan of Liquidation

Since inception, the Company has not generated positive cash flows from operating activities and has incurred significant losses from operations. As of December 31, 2025, the Company had an accumulated deficit of $2.5 billion. For additional information regarding the Chapter 11 Cases, see Note 3, “Bankruptcy Proceedings”, Note 21, “Subsequent Events” and for additional information on the Company’s ability to continue as a going concern, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies - Liquidity and Going Concern.”

The Company is headquartered in Orlando, Florida and has personnel in various locations in the United States and internationally including Germany, Sweden, Mexico, China and India.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bankruptcy Accounting

As a result of the Bankruptcy Petitions filed with the Bankruptcy Court, the Company has applied the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganization (“ASC 852”), in preparing the accompanying consolidated financial statements. ASC 852 requires that, for periods including and after the filing of a chapter 11 petition, the consolidated financial statements distinguish transactions and events that are directly associated with the Chapter 11 Cases from the ongoing operations of the business. Accordingly, for the period beginning December 15, 2025, pre-petition unsecured and under secured claims related to the Debtors that may be impacted by the bankruptcy proceedings have been classified as liabilities subject to compromise in the consolidated balance sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. In addition, expenses directly and incrementally resulting from the Chapter 11 Cases are classified as reorganization items in the consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” for additional information.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. The significant estimates made by management include useful life of long-lived assets, valuation allowance for deferred tax assets, impairment of goodwill and IPR&D (as defined below), assets acquired in mergers and acquisitions, including intangible assets, forecasted costs associated with non-recurring engineering (“NRE”) services, restructuring and other costs, valuation of convertible and senior notes and derivatives associated with them, valuation of distinct goods and services in the purchase contract with customers, reorganization items, liabilities subject to compromise, legal contingencies, net realizable value of inventory, accrual for loss firm purchase commitments and stock-based compensation expense. Management periodically evaluates such estimates, and they are adjusted prospectively based upon such periodic evaluation. Actual results could differ from those estimates. The Chapter 11 Cases will result in continuous changes in facts and circumstances that will cause the Company’s estimates and assumptions to change, potentially materially.  See Note 21, “Subsequent Events”, for additional information.

Liquidity and Going Concern

Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements included in this report are issued.

Since inception, the Company has not generated positive cash flows from operating activities and has incurred significant losses from operations. As of December 31, 2025, the Company had an accumulated deficit of $2.5 billion.

The filing of the Chapter 11 Cases constituted an event of default that permitted the acceleration of the Company’s obligations under its outstanding debt instruments.

Commencing in February 2026 through the date hereof, the Company has ceased business operations and has sold substantially all of its assets and is awaiting the Bankruptcy Court’s confirmation of the Plan of Liquidation. The Plan will govern how the remaining value of the Company will be distributed to holders of claims and equity interests in the Company.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, management has concluded that as a result of the Chapter 11 Cases, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. The Company's accompanying consolidated financial statements do not include any adjustments that might result from the wind-down of the Company, including the disposition of the proceeds and the disposition of the Company’s remaining assets to eligible claim holders.

Debtor-in Possession

In general, as debtors-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the Chapter 11 Cases on our operations and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to pay employee wages and benefits, to honor customer programs, to pay certain critical vendors and suppliers for goods and services, and to continue honoring insurance and tax obligations as they come due. For detailed discussion about the Chapter 11 Cases, refer to Note 3, “Bankruptcy Proceedings.”

Delisting of Common Stock

On December 17, 2025, the Company was notified by the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that Nasdaq had determined to delist the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the Company’s commencement of voluntary proceedings under chapter 11 of the Bankruptcy Code. The Company did not appeal Nasdaq’s determination. Accordingly, trading of the Common Stock on Nasdaq was suspended on December 24, 2025 and the stock has not traded on Nasdaq since that time. On January 23, 2026, the Company filed Form 25 with the Securities and Exchange Commission to remove the Class A common stock from listing and registration on Nasdaq. The delisting from Nasdaq was effective 10 days after the filing of the Form 25 and deregistration of the Common Stock under Section 12(b) of the Exchange Act will be effective 90 days (or such shorter period as the SEC may determine) after the filing of the Form 25. The Common Stock currently trades on trades on the OTC Pink Limited Market (commonly referred to as the “pink sheets”) under the symbol “LAZRQ”.

Derivative Liability

The Company evaluated the embedded conversion and make-whole feature within its convertible notes and the embedded contingent redemption feature within its senior notes under ASC 815-15, Derivatives and hedging - Embedded Derivative to determine if embedded features meet the definition of a derivative and, if so, whether to bifurcate the features and account for them as a separate derivative liability. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value in the consolidated balance sheet at issuance and marked-to-market at each balance sheet date as component of convertible and senior notes. The change in the fair value during the period is recorded in other income (expense), net in the consolidated statement of operations. Upon conversion, exercise, or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment in the consolidated statement of operations.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. Cash held by the foreign subsidiaries of the Company as of December 31, 2025 and 2024 was not material.

The Company’s revenue is derived from customers located in the United States and international markets. Two customers, customer C and customer D, accounted for 17% and 11% of the Company’s accounts receivable as of December 31, 2025, respectively. Two customers, customer A and customer C, accounted for 32% and 22% of the Company’s accounts receivable as of December 31, 2024, respectively.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for credit losses quarterly based on historical experience with each customer and the specifics of each customer arrangement. The Company did not have material write-offs in any period presented, and as of December 31, 2025 and 2024, the allowance for credit losses was not material.

Inventory

The Company values inventory at the lower of cost or net realizable value. Costs resulting from under-utilized capacity are recorded as period expenses and not absorbed into inventory value. The Company determines the cost of inventory using the standard-cost method, which approximates actual costs based on a first-in, first-out method. In assessing the ultimate recoverability of inventory, the Company makes estimates regarding future customer demand, the timing of new product introductions, economic trends, and market conditions. If the actual product demand is significantly lower than forecasted, the Company may be required to record inventory write-downs, which would be charged to cost of sales. Furthermore, the Company periodically reviews its firm commitments for the purchase of minimum order quantities. If the minimum order quantities exceed the Company’s future demand, a net loss is accrued in cost of sales for such future inventory purchases.

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

Design and development costs for molds, dies, and other tools that will be used in producing the products under a long-term supply arrangement are capitalized as tooling, which are included in machinery and equipment. The Company estimates useful lives for these tooling items to range between one to three years. The amount capitalized for tooling as of December 31, 2025 and 2024 was not material. Maintenance and repairs are expensed as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Convertible Senior Notes

The Company’s 2026 Convertible Senior Notes (as defined in Note 10, “Debt”) issued in December 2021 are accounted for as a single liability instrument measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The Company bifurcated and separately accounted for the conversion option and make-whole feature of the 2030 Convertible Notes as derivative instruments. The bifurcated derivative instruments are liability classified and recorded at fair value in the consolidated balance sheet. The Company remeasures the derivative liabilities at each reporting period with any changes to be recorded in other income (expense), net in the consolidated statements of operations.

In August 2024, the Company exchanged $421.9 million aggregate principal amount of the outstanding 2026 Convertible Senior Notes for its newly issued 2030 Convertible Notes (as defined in Note 10, “Debt”).

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes

The Company bifurcated and separately accounted for the contingent redemption feature of the Senior Notes (as defined in Note 10, “Debt”) as a derivative instrument. The bifurcated derivative instrument is liability classified and recorded at fair value in the consolidated balance sheet. The Company remeasures the derivative liability at each reporting period with any changes to be recorded in other income (expense), net in the consolidated statements of operations.

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

Current Expected Credit Loss

The Company applies ASC 326, Financial Instruments – Credit Losses (“CECL”), to financial assets measured at amortized cost, including promissory notes receivable. Under CECL, the Company estimates lifetime expected credit losses based on relevant historical experience, current conditions, and reasonable and supportable forecasts. Expected credit losses are recognized through an allowance for credit losses, which is adjusted each reporting period as new information becomes available. Provisions for credit losses are recorded in the consolidated statements of operations within other income (expense), net to reflect current period changes in the allowance. Financial assets that are determined to be uncollectible are written off against the allowance for credit losses.

Revenue Recognition

Under ASC 606, the Company determines revenue recognition through the following steps:

•	Identifying the contract, or contracts, with the customer;

•	Identifying the performance obligations in the contract;

•	Determining the transaction price;

•	Allocating the transaction price to performance obligations in the contract; and

•	Recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from product sales is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Certain customer arrangements involve NRE services to design and develop custom prototype products to customers. The Company recognizes revenue from these NRE arrangements over time as services are provided or at point in time upon completion and acceptance by the customer of contract deliverables, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to delivery of services.

For NRE services revenue recognized over time, the Company recognizes revenue using an input method based on contract cost incurred to date compared to total estimated contract costs (cost-to-cost). For NRE service projects, the Company typically contracts with customers based on hourly rates or on a fixed fee basis. For arrangements based on hourly rates, revenue is recognized as services are performed and amounts are earned in accordance with the terms of the contract at estimated collectible amounts. For arrangements based on a fixed fee, revenue is recognized based on the progress or the percentage of completion of the NRE service project. Expenses associated with performance of work may be reimbursed with a markup depending on contractual terms and are included in revenue.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cost of Sales

The Company includes all manufacturing and sourcing costs incurred prior to the receipt of finished goods at its distribution facility in cost of sales. Cost of sales include the fixed and variable manufacturing costs of the Company’s LiDAR products, which primarily consists of personnel-related costs, including stock-based compensation for personnel engaged in manufacturing, assembly, and related services, material purchases from third-party contract manufacturers and other suppliers which are directly associated with our manufacturing process, as well as costs associated with excess capacity. Cost of sales also includes cost of providing services to customers, losses on firm purchase commitments, write downs for excess and obsolete inventory, and shipping costs.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-Based Compensation

Employee awards

For equity classified awards, the Company measures the cost of share-based awards granted to employees, non-employees, and directors based on the grant-date fair value of the awards. The grant-date fair value of the stock options is calculated using a Black-Scholes option pricing model. The grant-date fair value of purchase rights under the Company’s 2020 Employee Stock Purchase Plan (“ESPP”) is calculated using a Black-Scholes option pricing model. The grant-date fair value of restricted stock is calculated based on the fair value of the underlying common stock less cash proceeds paid by the recipient to acquire the restricted stock, if any. The grant-date fair value of stock-based awards with market conditions is estimated using a Monte Carlo simulation model. The fair value of the stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company has elected to recognize the effect of forfeitures in the period they occur.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements Adopted

In November 2024, the FASB issued Accounting Standards Updates (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company prospectively early adopted ASU 2024-04 as of January 1, 2025. The Company recorded a gain on extinguishment of $21.5 million as a result of Troubled Debt Restructuring (“TDR”) related to the Exchange Transactions (as defined in Note 10, “Debt”) for the 2026 Convertible Senior Notes, and the extinguishment gain was recorded in the other income (expense), net in the consolidated statements of operations. See Note 10, “Debt” for further information.

In December 2023, the FASB issued ASU No. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a public company to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted ASU 2023-09 in 2025, with prospective application. See Note 17, “Income Taxes” for further information.

Recent Accounting Pronouncements Not Yet Effective

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU was updated to consider different methods of software development and requires internal use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The ASU is effective for annual reporting period beginning after December 15, 2027, and interim reporting within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 Revenue from Contracts with Customers. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting period beginning after December 15, 2025, and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating the impact of ASU 2025-05 on the Company’s consolidated financial statements.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2025, the FASB issued ASU No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements.

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

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its financial statements.

Note 3. Bankruptcy Proceedings

Chapter 11 Cases

On December 15, 2025 and December 31, 2025, as applicable, the Debtors filed the Bankruptcy Petitions for relief under the Bankruptcy Code in the Bankruptcy Court thereby commencing the Chapter 11 Cases. LSI, LSI’s subsidiaries and the Company’s foreign subsidiaries are not Debtors in the Chapter 11 Cases.

The Company filed the Chapter 11 Cases with the support of the holders of approximately 91.3% of notes under the First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (the notes issued thereunder, “1L Notes”) and the holders of approximately 85.8% of notes under the Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (the notes issued thereunder, “2L Notes”) (collectively, the “Ad Hoc Group”).

On December 15, 2025, prior to the filing of the Chapter 11 Cases, the Company, LSI, and Quantum Computing Inc. (“QCi”), entered into a Stock Purchase Agreement (the “LSI Stock Purchase Agreement”), pursuant to which QCi, the proposed stalking horse bidder, agreed to acquire all of the issued and outstanding shares of LSI, for a total purchase price of $110.0 million in cash, subject to certain adjustments as contemplated by the LSI Stock Purchase Agreement. The transaction was subject to Bankruptcy Court approval and other customary closing conditions.

In addition to the Bankruptcy Petitions, the Company filed, among other things, a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption “In re Luminar Technologies, Inc. et al”. Following the Petition Date, the Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to maintain operations in the ordinary course of business during the Chapter 11 Cases, the Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, honor customer programs, pay certain critical vendors and suppliers for goods and services, and continue honoring insurance and tax obligations as they come due. To facilitate the transactions contemplated by the Bankruptcy Petitions, fund the Chapter 11 Cases, and support operations throughout the marketing and sale process, the Ad Hoc Group consented to the Debtors’ use of cash collateral, including the Debtors’ use of approximately $25.0 million of cash on hand as of the Petition Date. The Ad Hoc Group’s consent to the Debtors’ continued use of cash collateral is conditioned on certain terms, including, without limitation, the Debtors’ adherence to a budget with an agreed upon variance, regular reporting requirements, and meeting certain milestones in the Chapter 11 Cases.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 30, 2025, pursuant to a motion filed by the Debtors, the Bankruptcy Court entered the Bidding Procedures Order, which, among other things, approved global bidding procedures, and authorized the Debtors to solicit bids for the consideration of the highest or otherwise best offer for all or part of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code.  On the same date, the Debtors filed initial proposed versions of the Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and its Affiliated Debtors and a related disclosure statement with the Bankruptcy Court. The Plan of Liquidation provides for the liquidation of the Debtors’ remaining assets and the distribution of the proceeds thereof to its stakeholders and was subsequently amended on January 29, 2026, February 17, 2026, and February 18, 2026.

Commencing in February 2026 through the date hereof, the Company has sold substantially all of its assets and ceased business operations, and is in the process of winding down its remaining operations and pursuing confirmation the Plan of Liquidation. For additional information regarding these transactions, see Note 21, “Subsequent Events”.

Liabilities Subject to Compromise

The accompanying consolidated balance sheet as of December 31, 2025, includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. Any distributions, if made, will be administered in accordance with the priority scheme and distribution waterfall set forth in the Chapter 11 Plan of Liquidation.

The following table sets forth, as of December 31, 2025, information about the amounts presented as liabilities subject to compromise in the consolidated balance sheets (in thousands):

December 31, 2025
2030 Convertible Notes (1)	$237,941
2026 Convertible Senior Notes (1)	134,883
Accrued interest	11,712
Operating lease liabilities	11,359
Accrual for loss on firm purchase commitments	42,811
Accounts payables	28,667
Total liabilities subject to compromise	$467,373

(1)	Refer to Note 10, “Debt” for additional information.

Reorganization Items

Certain expenses and other items resulting from and recognized during the Chapter 11 Cases are recorded in reorganization items in the consolidated statements of operations and comprehensive loss. The following table sets forth, for the fiscal year ended December 31, 2025, information about the amounts presented as reorganization items in the consolidated statements of operations and comprehensive loss (in thousands):

Year ended December 31, 2025
Unamortized debt discounts (1)	$36,138
Unamortized debt issuance costs (1)	5,606
Professional fees	4,605
Total reorganization items(2)	$46,349

(1)	Refer to Note 10, “Debt” for additional information.
(2)
Total reorganization items of $46,349 are included in the statement of cash flows for the year ended December 31, 2025 with $41,744 presented as an adjustment to reconcile net loss to net cash used in operating activities and $4,605 included within changes in operating assets and liabilities.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combined Debtor-In-Possession Financial Information

The financial statements included below represent the condensed combined financial statements of the Debtors only. These statements reflect the condensed combined results of operations, financial position and cash flows of the Debtors, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

Condensed Combined Debtor’s Balance Sheet
(In thousands)

December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,489
Restricted cash	1,405
Marketable securities	2,580
Accounts receivable	2,657
Accounts receivable from non-debtor affiliates	86,167
Inventory	3,497
Prepaid expenses and other current assets	14,966
Total current assets	117,761
Property and equipment, net	31,145
Operating lease right-of-use assets	10,001
Intangible assets, net	6,792
Goodwill	1,750
Investment in non-debtor affiliates	52,770
Other non-current assets	13,171
Total assets	$233,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,741
Accrued and other current liabilities	15,233
Current portion of long-term debt	110,905
Total current liabilities	130,879
Other non-current liabilities	184
Total liabilities not subject to compromise	131,063
Liabilities subject to compromise	467,373
Total liabilities	598,436
Total stockholders’ deficit	(365,046)
Total liabilities and stockholders’ deficit	$233,390

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combined Debtor’s Statement of Operations
(In thousands)

Year ended December 31,2025
Revenue:
Products	$30,374
Services	10,510
Total revenue	40,884
Cost of sales:
Products	111,096
Services	6,614
Non-debtor affiliates	2,436
Total cost of sales	120,146
Gross loss	(79,262)
Operating expenses:
Research and development	111,271
Research and development expenses from non-debtor affiliates	24,342
Sales and marketing	12,419
Sales and marketing expenses from non-debtor affiliates	1,408
General and administrative	18,405
General and administrative expenses from non-debtor affiliates	3,758
Impairment of long-lived assets	5,233
Restructuring and other costs	25,869
Total operating expenses	202,705
Loss from operations	(281,967)
Other income (expense), net:
Interest expense	(48,185)
Interest income	4,444
Gain on extinguishment of debt	22,303
Loss from acquisition of EM4	(48)
Changes in fair value of derivative liability	(3,308)
Losses and impairments related to investments and certain other assets, and other income (expense)	(387)
Total other income (expense), net	(25,181)
Loss before reorganization items and provision for income taxes	(307,148)
Reorganization items	46,349
Provision for income taxes	1,111
Net loss	(354,608)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combined Debtors’ Statement of Cash Flows
(In thousands)

Year Ended December 31, 2025
Cash flows from operating activities:
Net loss	$(354,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,663
Amortization of operating lease right-of-use assets	4,281
Amortization of discount on marketable securities	(1,099)
Loss on marketable securities	690
Vendor stock in lieu of cash program	12,785
Amortization of debt discount and issuance costs	7,955
Inventory write-offs and write-downs	12,458
Loss on firm purchase commitments	42,811
Change in the fair value of the derivatives	3,308
Gain or write-off on sale or disposal of property and equipment	166
Gain on extinguishment of debt	(22,303)
Share-based compensation, including restructuring costs	8,706
Impairment of long-lived assets	5,233
Loss from acquisition of EM4	48
Provision for credit loss	2,186
Gain from sale of investment	(2,908)
Change in product warranty and other	6,202
Reorganization items	41,744
Changes in operating assets and liabilities:
Accounts receivable	5,689
Accounts receivable from non-debtor affiliates	(11,421)
Inventories	(4,818)
Prepaid expenses and other current assets	9,952
Other non-current assets	21,504
Accounts payable	22,614
Accrued and other current liabilities	(5,226)
Other non-current liabilities	(17,402)
Net cash used in operating activities	(197,790)
Cash flows from investing activities:
Purchases of marketable securities	(54,268)
Proceeds from maturities of marketable securities	128,120
Proceeds from sales/redemptions of marketable securities	23,625
Issuance of promissory notes	(2,100)
Proceeds from sales of equity investment	2,908
Purchases of property and equipment	(1,747)
Acquisition of EM4 (net of cash acquired)	242
Proceeds from disposal of property and equipment	305
Net cash provided by investing activities	97,085
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock under the Equity Financing Program	36,153
Proceeds from sale of Class A common stock under ESPP	381
Payments of employee taxes related to stock-based awards	(1,054)
Repurchases of 2026 Convertible Senior Notes	(30,297)
Proceeds from issuance of Series A preferred stock, net of issuance costs, discount and commitment fees	31,415
Net cash provided by financing activities	36,598
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,107)
Beginning cash, cash equivalents and restricted cash	72,001
Ending cash, cash equivalents and restricted cash	$7,894

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Business Combinations

EM4 Acquisition

On March 18, 2024 (the “Acquisition Date”), the Company completed its acquisition of EM4, a designer, manufacturer and seller of packaged photonic components and sub-systems for aerospace and industrial markets. The EM4 acquisition was expected to accelerate the Company’s strategy to package lasers, detectors, and ASICs into modules and sub-systems.

The Company acquired 100% of the membership interests of EM4 from G&H Investment Holding, Inc. (“G&H”), for an aggregate purchase price of approximately $4.2 million in cash, net of working capital adjustments, and up to $6.75 million in contingent future payments to G&H, subject to the achievement of certain financial performance targets. The fair value of the contingent consideration at the Acquisition Date was estimated to be $0.1 million. The Company utilized a Monte Carlo simulation model to estimate the probability-weighted fair value of the contingent consideration. This transaction has been accounted for as a business combination. The acquisition-related costs incurred as part of the transaction were not material.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of operations related to EM4 are included in the Company’s consolidated statements of operations beginning from the Acquisition Date.

Note 5. Revenue

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

	Year Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by primary geographical market:
North America	$51,891	79%	$71,939	95%	$64,083	92%
Asia Pacific	3,233	5%	561	1%	1,178	2%
Europe and Middle East	10,890	16%	2,895	4%	4,518	6%
Total	$66,014	100%	$75,395	100%	$69,779	100%
Revenue by timing of recognition:
Recognized at a point in time	$46,035	70%	$62,608	83%	$45,049	65%
Recognized over time	19,979	30%	12,787	17%	24,730	35%
Total	$66,014	100%	$75,395	100%	$69,779	100%
Revenue by segment:
Autonomy Solutions	$40,884	62%	$53,480	71%	$48,835	70%
ATS	25,130	38%	21,915	29%	20,944	30%
Total	$66,014	100%	$75,395	100%	$69,779	100%

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

The opening and closing balances of contract assets were as follows (in thousands):

	December 31,
	2025	2024
Contract assets, current	$3,535	$16,199
Contract assets, non-current	—	—
Ending balance	$3,535	$16,199

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant changes in contract assets balances consisted of the following (in thousands):

	December 31,
	2025	2024
Beginning balance	$16,199	$16,603
Amounts billed that were included in the contract assets beginning balance	(14,415)	(3,737)
Contract assets from acquisition of EM4 (See Note 4)	—	1,644
Revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed	1,751	1,689
Ending balance	$3,535	$16,199

The opening and closing balances of contract liabilities were as follows (in thousands):

	December 31,
	2025	2024
Contract liabilities, current	$1,817	$1,918
Contract liabilities, non-current	—	—
Ending balance	$1,817	$1,918

The significant changes in contract liabilities balances consisted of the following (in thousands):

	December 31,
	2025	2024
Beginning balance	$1,918	$3,932
Revenue recognized that was included in the contract liabilities beginning balance	(1,827)	(2,980)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	1,726	966
Ending balance	$1,817	$1,918

Remaining Performance Obligations

Revenue allocated to remaining performance obligations was $1.8 million as of December 31, 2025 and includes amounts within contract liabilities. Due to the Chapter 11 Cases, the timing and amount of revenue recognition are subject to significant uncertainty.

Note 6. Restructuring and Other Costs

Restructuring and other costs consist primarily of personnel-related restructuring expenses, including employee termination benefits and related costs. Other costs relate to charges associated with the Chapter 11 Cases that were incurred prior to the filing date of the Chapter 11 Cases, primarily consisting of professional fees and other advisory costs associated with the evaluation and sale of certain businesses and preparation for filing of the Chapter 11 Cases.

On May 3, 2024, the Company announced a restructuring and cost reduction plan (the “2024 Restructuring Plan”), which included reducing its workforce by approximately 20% and sub-leasing certain facilities. On September 20, 2024, the Company announced additional actions under the 2024 Restructuring Plan that represented a cumulative workforce reduction of approximately 30% of the Company’s full-time employees since the beginning of 2024. These actions were substantially completed during the second quarter of 2025.

On May 15, 2025, the Company began executing additional restructuring efforts (the “May 2025 Restructuring Plan”), including a reduction in its workforce. The actions associated with the May 2025 Restructuring Plan were substantially completed by the end of the third quarter of 2025.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On October 29, 2025, the Company committed to a plan to further reduce its workforce by approximately 25% in order to reduce operating costs (the “October 2025 Restructuring Plan”). The actions associated with the October 2025 Restructuring were substantially completed during the fourth quarter of 2025.

On December 18, 2025, the Company committed to a plan to further reduce its workforce by approximately 30% in order to reduce operating costs (the “December 2025 Restructuring Plan”). The actions associated with the December 2025 Restructuring Plan were substantially completed during the fourth quarter of 2025.

As of December 31, 2025, the workforce reduction actions described above resulted in the termination of 251 employees during the year ended December 31, 2025, and 204 employees during the year ended December 31, 2024. Total personnel-related costs associated with the restructuring plans amounted to $6.0 million for the year ended December 31, 2025. These costs are included within restructuring and other costs in the consolidated statements of operations. The following table summarizes the restructuring and other charges as of December 31, 2025 (in thousands):

	Severance Expense	Other Expense	Total
Balance as of December 31, 2024	$772	$—	$772
Restructuring charges	6,028	21,144	27,172
Cash payments	(5,952)	(21,144)	(27,096)
Non-cash charges	(229)	—	(229)
Balance as of December 31, 2025	$619	$—	$619

Note 7. Investments

Debt Securities

The Company had no investments in debt securities as of as of December 31, 2025. The Company’s investments in debt securities consisted of the following as of December 31, 2024 (in thousands):

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gross unrealized losses and the fair value for those debt securities that were in an unrealized loss position for less than 12 months as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Unrealized Losses	Fair Value
U.S. agency and government sponsored securities	$—	$—
Corporate bonds	(16)	31,546
Total	$(16)	$31,546

Equity Investments

The Company’s equity investments consisted of the following as of December 31, 2025 and 2024 (in thousands):
		December 31,
	Consolidated Balance Sheets Location	2025	2024
Money market funds (1)	Cash and cash equivalents	$8,136	$17,730
Marketable equity investments (1)	Marketable securities	2,580	3,165
Investment in non-marketable securities (2)	Other non-current assets	10,000	10,000
Total		$20,716	$30,895
(1)	Investments with readily determinable fair values.
(2)	Investment in privately held company without readily determinable fair value.

Forterra Investment

In December 2021, the Company made an investment in 1,495 Class A Preferred Units of Robotic Research OpCo, LLC (“Forterra”) for consideration of $10.0 million. The Company measured the initial investment in Forterra at cost as provided under the guidance for measurement of equity investment using the measurement alternative. The Company recorded an impairment charge of $6.0 million and $4.0 million related to the said investment during the years ended December 31, 2022 and 2024, respectively.

In July 2024, the Company and Forterra entered into the Fourth Amended and Restated Limited Liability Company Agreement, pursuant to which the 1,495 Class A Preferred Units issued and outstanding were converted into 3,459 Class A Common Units.

In May 2025, the Company and Forterra entered into the Unit Repurchase Agreement pursuant to which Forterra repurchased 3,459 Class A Common Units for a price per unit of $840.63 for an aggregate purchase price of $2.9 million. The gain on sale of equity investment was recorded in other income (expense), net in the consolidated statements of operations.

Plus Investment

In August 2023, the Company made an investment in a Simple Agreement for Future Equity of Plus Automation, Inc. (“Plus”) for consideration of $10.0 million, towards which the Company initially issued 99,354 shares of Class A common stock of the Company. In September 2023, the Company settled the consideration owed by issuing an additional 29,077 shares of Class A common stock. The Company’s investment in Plus represents less than 5% of Plus’s capitalization. The Company neither has a significant influence over Plus nor does its investment amount to a controlling financial interest in Plus. The Company measures the investment in Plus at cost as provided under the guidance for measurement of equity investment using the measurement alternative.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Financial Statement Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):
	December 31,
	2025	2024
Cash	$12,123	$48,825
Money market funds	8,136	17,730
U.S. treasury securities	—	5,519
Commercial paper	—	9,967
Corporate bonds	—	799
Total cash and cash equivalents	$20,259	$82,840

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$4,278	$6,932
Work-in-process	532	3,917
Finished goods	1,846	4,059
Total inventory	$6,656	$14,908

The Company’s inventory write-downs were $12.8 million, $20.1 million and $19.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The write-downs were primarily due to obsolescence charges as a result of changes in product design, lower of cost or market assessment, yield losses, and other adjustments.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$11,387	$8,321
Contract assets	3,535	16,199
Advance payments to vendors	255	274
Other receivables	4,886	6,704
Total prepaid expenses and other current assets	$20,063	$31,498

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$63,684	$62,982
Computer hardware and software	8,497	8,404
Land	1,001	1,001
Leasehold improvements	22,592	22,620
Vehicles, including demonstration fleet	2,177	2,139
Furniture and fixtures	377	398
Construction in progress	1,027	887
Total property and equipment	99,355	98,431
Impairment	(5,976)	—
Accumulated depreciation and amortization	(58,429)	(46,150)
Total property and equipment, net	$34,950	$52,281

Property and equipment capitalized under finance leases were not material.

Depreciation and amortization associated with property and equipment was $12.9 million, $21.1 million and $22.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Due to significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company, the earnings forecast for the next several years was revised. The Company recorded an impairment charge during the third quarter of 2025 in the amount of $6.0 million.

In 2023, the Company commenced a change in sourcing of certain sub-assemblies and components from one supplier to another, which required the Company to abandon certain equipment located at the legacy supplier. As a result, the Company reduced the useful lives of the long-lived assets within the impacted asset group and these assets were fully depreciated as of the second quarter of 2025. The reduction in the estimated useful lives of the impacted assets resulted in the Company recording $0.3 million and $4.4 million of incremental accelerated depreciation charges in the years ended December 31, 2025 and 2024, respectively.

Intangible Assets

The following table summarizes the activity in the Company’s intangible assets (in thousands):

	December 31,
	2025	2024
Beginning of the period	$15,556	$22,994
Additions	—	—
Amortization	(4,064)	(4,188)
Impairment (1)	(1,475)	(3,250)
End of the period	$10,017	$15,556

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of intangible assets were as follows (in thousands):

	December 31, 2025					December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount	Weighted Average Remaining Period (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Remaining Period (Years)
Customer relationships	$3,730	$(3,091)	$(455)	$184	0.3	$3,730	$(2,295)	$—	$1,435	3.2
Customer backlog	650	(650)	—	—	—	650	(650)	—	—	—
Tradename	620	(589)	—	31	0.3	620	(464)	—	156	1.3
Assembled workforce	130	(130)	—	—	—	130	(130)	—	—	—
Developed technology	21,400	(10,577)	(1,021)	9,802	3.9	21,400	(7,435)	—	13,965	4.9
IPR&D	6,250	—	(6,250)	—	—	6,250	—	(6,250)	—	—
Total intangible assets	$32,780	$(15,037)	$(7,726)	$10,017	3.8	$32,780	$(10,974)	$(6,250)	$15,556	4.7

(1)	See below for discussions related to impairment charges.

Amortization expense related to intangible assets was $4.1 million, $4.2 million and $4.3 million for the year ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the expected future amortization expense for intangible assets was as follows (in thousands):
Period	Expected Future Amortization Expense
2026	$3,226
2027	3,010
2028	1,518
2029	1,382
2030	568
Thereafter	313
Total	$10,017

Goodwill

The carrying amount of goodwill allocated to the Company’s reportable segments was as follows (in thousands):
	Autonomy Solutions	ATS	Total
Balance as of December 31, 2023	$1,750	$5,640	$7,390
Impairment of goodwill related to Freedom Photonics	—	(3,396)	(3,396)
Balance as of December 31, 2024	$1,750	$2,244	$3,994
Impairment of goodwill related to Optogration	—	(2,244)	(2,244)
Balance as of December 31, 2025	$1,750	$—	$1,750

During the year ended December 31, 2024, the Company recognized goodwill impairment charges of $3.4 million related to Freedom Photonics driven by a slower industry LiDAR adoption rate in the near-term, as well as a reduction in the Freedom Photonics workforce assigned to perform development work for external customers.

During the year ended December 31, 2025, the Company recorded goodwill impairment charges of $2.2 million related to Optogration. These impairment charges were due to events that occurred during the third quarter of 2025, including significant financial and commercial hurdles and decline in sensor shipment because of slower automotive production ramps and the end of legacy contracts, and a sustained decrease in share price of the Company.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total life-to-date goodwill impairment charge recorded by the ATS reportable segment was $18.1 million. No impairment charge has been recorded by the Autonomy Solutions reportable segment.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Security deposits	$1,334	$2,285
Non-marketable equity investment (see Note 7 for additional information)	10,000	10,000
Prepaid expenses non-current	1,904	3,587
Other non-current assets	337	804
Total other non-current assets	$13,575	$16,676

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):
	December 31,
	2025	2024
Accrued compensation and benefits	$3,656	$10,284
Accrued expenses	1,336	10,334
Warranty reserves	4,919	850
Contract liabilities	1,817	1,918
Accrued interest payable and other liabilities	7,702	8,181
Total accrued and other current liabilities	$19,430	$31,567
Note 9. Allowance for Credit Losses

In June 2025, the Company issued a $2.2 million promissory note receivable to Next Semiconductor Technologies, Inc, which was accounted for as a financial asset measured at amortized cost and evaluated for expected credit losses under CECL.

In the third quarter of 2025, Next Semiconductor Technologies defaulted on its repayment obligations. As a result, the Company evaluated the promissory note for expected credit losses and determined that the full carrying amount of the promissory note was no longer expected to be collected. The Company recorded a provision for credit losses of $2.2 million for the year ended December 31, 2025.

 The following table sets forth the activity in allowance for credit losses (in thousands):

	December 31, 2025	December 31, 2024
Beginning of the period	$—	$—
Provision for credit loss	2,186	—
Write-offs	(2,186)	—
End of the period	$—	$—

Note 10. Debt

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Holders of the 2026 Convertible Senior Notes may convert their 2026 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2022, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events or distributions on the Class A common stock; and (4) if the 2026 Convertible Senior Notes are called for redemption. On or after June 15, 2026, holders may convert all or any portion of their 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. As of December 31, 2025, the conditions allowing holders of the 2026 Convertible Senior Notes to convert were not met.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt discount and issuance costs aggregating approximately $16.2 million were initially recorded as a reduction to the principal amount of the 2026 Convertible Senior Notes and is being amortized as interest expense on a straight-line basis over the contractual terms of the notes. The Company estimates that the difference between amortizing the debt discounts and the issuance costs using the straight-line method as compared to using the effective interest rate method is immaterial.

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

On August 8, 2024, pursuant to a privately negotiated exchange agreement, the Company exchanged $421.9 million in aggregate principal amount of the outstanding 2026 Convertible Senior Notes for $82.3 million in aggregate principal amount of its newly issued 9.0% convertible second lien senior secured notes due 2030 (the “Series 1 Notes”), and $192.0 million in aggregate principal amount of its newly issued 11.5% convertible second lien senior secured notes due 2030 (the “Series 2 Notes”, and collectively with the Series 1 Notes, the “2030 Convertible Notes”). Concurrently with the Exchange Transaction, the Company also issued $100.0 million aggregate principal amount of its newly issued first-lien, senior secured floating rate notes due 2028 (the “Senior Notes”) in a private placement for cash consideration of $97.0 million. As a result of the exchange and purchase transactions (the “Note Purchase and Initial Exchange Transaction”), during the year ended December 31, 2024, the Company recognized $142.2 million gain on debt extinguishment, which represented the difference between the carrying value of the 2026 Convertible Senior Notes so exchanged and the collective fair value of 2030 Convertible Notes and the Senior Notes, net of the cash payment received from the investors. The extinguishment gain was recorded in other income (expense), net in the consolidated statements of operations.

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

The March 2025 Exchange Transactions settled in four consecutive daily tranches, each for approximately $4.6 million aggregate principal amount of March 2025 Exchanged Notes, commencing on March 25, 2025. The number of shares of Class A common stock issued for each $1,000 principal amount of March 2025 Exchanged Notes in each tranche was based on a formula set forth in the Exchange Agreements. As of March 28, 2025, which was the final settlement date of the March 2025 Exchange Transactions, the Company had issued an aggregate of 1,951,819 shares of Class A common stock in the March 2025 Exchange Transactions. The Company did not receive any cash proceeds from the March 2025 Exchange Transactions and did not pay cash to the lenders.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of March 2025 and May 2025 Exchange Transactions and Repurchase Transaction, during the year ended December 31, 2025, the Company recognized and $21.5 million gain on debt extinguishment as a result of TDR, which represented the difference between the carrying value of the 2026 Convertible Senior Notes and fair value of the Class A common stock issued and amount of legal fees incurred. The extinguishment gain was recorded in other income (expense), net in the consolidated statements of operations.

As described in Note 3, “Bankruptcy Proceedings”, the commencement of the Chapter 11 Cases constituted an event of default under the indenture governing the 2026 Convertible Senior Notes, permitting acceleration of the Company’s obligations. Any actions to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. The Company wrote off $0.7 million unamortized costs associated with the 2026 Convertible Notes, which were recorded within reorganization items in the Company’s consolidated statements of operations for the year ended December 31, 2025. The 2026 Convertible Senior Notes are recorded within liabilities subject to compromise on the Company’s consolidated balance sheets as of December 31, 2025. Refer to Note 3, “Bankruptcy Proceeding”, for additional information.

The net carrying amount of the 2026 Convertible Senior Notes was as follows (in thousands):

	December 31,
	2025	2024
Principal	$134,883	$203,083
Unamortized debt discount and issuance costs	—	(2,068)
Net carrying amount	$134,883	$201,015

The following table sets forth the interest expense recognized related to the 2026 Convertible Senior Notes (in thousands):
	Year Ended December 31
	2025	2024	2023
Contractual interest expense	$1,980	$5,724	$7,812
Amortization of debt discount and issuance costs	821	2,358	3,236
Total interest expense	$2,801	$8,082	$11,048

Since the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 2026 Convertible Senior Notes. As a result, the Company did not record $0.1 million of contractual interest expense related to the 2026 Convertible Senior Notes.

Senior Notes

On August 8, 2024, the Company issued $100.0 million in aggregate principal amount of Senior Notes in a private placement (the “Note Purchase”). At the time of the issuance, the fair value of the Senior Notes was $97.0 million, resulting in a debt discount of $3.0 million.

The Senior Notes will mature on the earlier of (i) August 15, 2028 or (ii) if more than $100.0 million of the 2026 Convertible Senior Notes remain outstanding as of June 30, 2026, then September 15, 2026. The Senior Notes will bear floating interest at a rate equal to Term secured overnight financing rate (“SOFR”) plus 9.0%, subject to a Term SOFR floor of 3.0%, resulting in an effective interest rate of 15.2% as of December 31, 2024. Interest is payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company bifurcated and separately accounted for the contingent redemption feature of the Senior Notes as derivative instrument. The bifurcated derivative instrument is liability classified and the initial fair value of the derivative instruments was de minimis upon issuance. The Company remeasures the derivative liability at each reporting period with any changes recorded in other income (expense), net in the consolidated statements of operations.

In the event of a change of control, as defined in the indenture governing the Senior Notes (the “First Lien Indenture”), the holders of the Senior Notes may require the Company to repurchase their notes at a cash repurchase price equal to 103% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Senior Notes are guaranteed by certain of the Company’s current and future subsidiaries on a first lien basis, subject to certain criteria and exceptions. The Senior Notes and the guarantees are secured by a perfected first-priority lien on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions, including any first-priority liens on customary asset-based lending collateral, including accounts receivable and inventory, pursuant to a revolving credit facility permitted under the First Lien Indenture.

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

The Company initially classified the Senior Notes as a non-current liability. Initial debt discount and issuance costs aggregating approximately $4.9 million were initially recorded as a reduction to the principal amount and will be amortized as interest expense over the contractual terms of the Senior Notes based on the effective interest rate of 16.0%.

As described in Note 3, “Bankruptcy Proceedings”, the commencement of the Chapter 11 Cases constituted an event of default under First Lien Indenture, permitting acceleration of the Company’s obligations. Any actions to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. The Company wrote off $1.3 million unamortized costs and unamortized discounts in the amount of $2.2 million associated with the Senior Notes, which were recorded within reorganization items in the Company’s consolidated statements of operations for the year ended December 31, 2025. In addition, due to events of default the contingent redemption premium of $11.0 million was triggered and became payable. Refer to Note 3, “Bankruptcy Proceeding”, for additional information. The Senior Notes are recorded within current portion of long-term debt on the Company’s consolidated balance sheets as of December 31, 2025.

The Company recognized interest expense of $16.9 million for the Senior Notes for the year ended December 31, 2025, which included $1.0 million from the amortization of debt discount and issuance costs.

The net carrying amount of the Senior Notes was as follows (in thousands):

December 31, 2025
Principal	$100,000
Unamortized debt discount and issuance costs	—
Net carrying amount	$100,000

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of the Senior Notes using a discounted cash flow model as of December 31, 2025, with the following valuation inputs: expected recovery rate of 100%, risk-free rate of 3.67% - 3.69%, discount period 0.2 years – 0.24 years.

The contingent redemption feature of the Senior Notes is accounted for as a bifurcated derivative liability. The derivative liability is considered a Level 3 valuation and is recorded at the estimated fair value at the end of each reporting period, with the changes in fair value recognized within other expense, net in the consolidated statements of operations. The derivative liability is presented within the current portion of long-term debt on the consolidated balance sheets.

The following table shows the estimated fair value of the derivative liability and the change in fair value during the year ended December 31, 2025 (in thousands):
Senior Notes
Derivative liability, as of December 31, 2024	$—
Change in fair value	10,905
Derivative liability, end of period	$10,905

The Company estimated the fair value of the derivative using a discounted cash flow model as of December 31, 2025, with the following valuation inputs: expected recovery rate of 100%, risk-free rate of 3.67%, discount period 0.24 years. The fair value of the derivative liability was de minimis as of December 31, 2024.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company bifurcated and separately accounted for the conversion option and make-whole feature of the Series 1 Notes and Series 2 Notes as derivative instruments. The bifurcated derivative instruments are liability classified and the initial fair value of the derivative instruments of $25.2 million and $24.0 million was recorded in the consolidated balance sheet with the corresponding amount recorded as a discount to the Series 1 Notes and Series 2 Notes, respectively, upon issuance. The Company remeasures the derivative liabilities at each reporting period with any changes recorded in other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2024, $35.5 million aggregate principal amount of the 2030 Convertible Notes were converted by holders. The Company issued 1,980,408 shares of Class A common stock to settle these conversions.

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

Initially the Company classified the 2030 Convertible Notes as a non-current liability. Initial debt discount (including the initial fair value of the bifurcated derivative liabilities) and issuance costs aggregating approximately $21.6 million and $33.3 million were initially recorded as a reduction to the principal amount of the Series 1 Notes and Series 2 Notes, respectively, and will be amortized as interest expense over the contractual terms of the 2030 Convertible Notes based on the effective interest rates of 16.3% and 16.3%, respectively.

During the year ended December 31, 2025, $2.5 million principal amount of Series 2 Notes was converted by the holders. The Company issued 202,019 shares of the Class A common stock to settle such conversions. The Company recognized a debt extinguishment gain of $0.8 million on such conversions which was recorded in other income (expense), net in the consolidated statements of operations.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As described in Note 3, “Bankruptcy Proceedings”, the commencement of the Chapter 11 Cases constituted an event of default under Second Lien Indenture, permitting acceleration of the Company’s obligations. Any actions to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. The Company wrote off $3.6 million unamortized costs and unamortized discounts in the amount of $34.0 million associated with the 2030 Convertible Notes, which were recorded within reorganization items in the Company’s consolidated statements of operations for the year ended December 31, 2025. The 2030 Convertible Notes are recorded within liabilities subject to compromise on the Company’s consolidated balance sheets as of December 31, 2025. Refer to Note 3, “Bankruptcy Proceeding”, for additional information.

The Company recognized interest expense of $9.2 million and $31.7 million for the Series 1 Notes and Series 2 Notes, respectively, for the year ended December 31, 2025, which included $1.9 million and $4.2 million, respectively, from the amortization of debt discount and issuance costs.

Since the filing of the Chapter 11 Cases, the Company ceased accruing interest on the 2030 Convertible Notes. As a result, the Company did not record $1.2 million of contractual interest expense related to the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of December 31, 2025 was as follows (in thousands):

	Series 1 Notes	Series 2 Notes
Principal	$55,245	$180,953
Unamortized debt discount and issuance costs	—	—
Net carrying amount	$55,245	$180,953

The Company estimated the fair value of the 2030 Convertible Notes using a discounted cash flow model as of December 31, 2025, with the following valuation inputs: expected recovery rate of 3.5%, discount rate of 15.65%, discount period of 0.24 years.

The conversion option and make-whole feature of the Series 1 Notes and Series 2 Notes are accounted for as bifurcated derivative liabilities. The derivative liabilities are considered a Level 3 valuation and are recorded at the estimated fair value at the end of each reporting period, with the changes in fair value recognized within other expense, net in the consolidated statements of operations.

The following table shows the estimated fair value of the derivative liabilities and the change in fair value during the year ended from December 31, 2025 (in thousands):
	Series 1 Notes	Series 2 Notes
Derivative liability, as of December 31, 2024	$3,242	$6,168
Change in fair value	(2,906)	(4,691)
Decrease of derivative liability upon exercise of conversion option	—	(71)
Derivative liability, end of period	$336	$1,406

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of the derivative liability using a cash flow model as of December 31, 2025, with the following valuation inputs: expected recovery rate of 3.5%, discount rate of 15.65%, discount period 0.24 years.

As of December 31, 2024 the Company estimated the fair value of the derivative liability using a binomial model, with the following valuation inputs:

	Series 1 Notes	Series 2 Notes
Conversion price	$21.81	$36.35
Risk-free rate	4.30%	4.30%
Effective borrowing rate	10.75%	10.75%
Volatility	50.00%	50.00%
Stock price	$5.38	$5.38
Payment interest rate	9.00%	11.50%
Redemption price	$28.35	$47.25

Credit Facility

In February 2024, the Company entered into two non-recourse loan and securities pledge agreements (the “Loan Agreements”) with The St. James Bank & Trust Company Ltd. (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $50.0 million (the “Credit Facility”). Any loans made by the Lender under the Loan Agreements would be collateralized by shares of the Company’s Class A common stock or stock the Company holds as investments in other companies. The Loan Agreements require the Company to pay an up-front structure fee of 1.5% on any amounts borrowed, and any outstanding amounts would bear interest at 8.0% per annum. The Company has not borrowed any amounts under the Credit Facility and had no outstanding balance as of December 31, 2025.

Note 11. Fair Value Measurements

As of December 31, 2025, the Company carried cash equivalents, marketable investments, bifurcated derivatives associated with the 2030 Convertible Notes and Senior Notes that are measured at fair value on a recurring basis. Additionally, the Company measures its equity-settled fixed value awards at fair value on a recurring basis. See Note 15, “Stock-Based Compensation”, for further information on the Company’s fixed value equity awards.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Given that the transfer of warrants issued in a private placement in connection with the initial public offering of Gores Metropoulos, Inc (“Private Warrants”) to anyone outside of a small group of individuals constituting the sponsors of Gores Metropoulos, Inc (“Gores”) would result in the Private Warrants having substantially the same terms as warrants issued in connection with the initial public offering of Gores (“Public Warrants”), management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The fair value of Private Warrants was at de minimis as of December 31, 2024.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,136	$—	$—	$8,136
Total cash equivalents	$8,136	$—	$—	$8,136
Marketable investments:
Marketable equity investments	$2,580	$—	$—	$2,580
Total marketable investments	$2,580	$—	$—	$2,580
Liabilities:
Derivative liability	$—	$—	$(12,647)	$(12,467)
Total derivative liabilities	$—	$—	$(12,647)	$(12,467)

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Fair Value Measured as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,730	$—	$—	$17,730
U.S. treasury securities	5,519	—	—	5,519
Commercial paper	—	9,967	—	9,967
Corporate bonds	—	799	—	799
Total cash equivalents	$23,249	$10,766	$—	$34,015
Marketable investments:
U.S. treasury securities	$5,436	$—	$—	$5,436
Certificate of deposits	—	1,561	—	1,561
Commercial paper	—	9,107	—	9,107
Corporate bonds	—	80,558	—	80,558
Marketable equity investments	3,165	—	—	3,165
Total marketable investments	$8,601	$91,226	$—	$99,827
Liabilities:
Derivative liability	$—	$—	$(9,410)	$(9,410)
Total derivative liabilities	$—	$—	$(9,410)	$(9,410)

As of December 31, 2025, the estimated fair value of the Company’s outstanding 2026 Convertible Notes was $0.0 million, reflecting an assumed recovery rate of 0%. See Note 10, “Debt” for further information on the Company’s 2026 Convertible Notes.

As of December 31, 2025, the estimated fair value of the Series 1 Notes and Series 2 Notes of the 2030 Convertible Notes, excluding the bifurcated derivative liabilities value, was $1.9 million and $6.4 million, respectively. As of December 31, 2025, the estimated fair value of the Senior Notes was $109.6 million. The fair values as of December 31, 2025 were determined using a discounted cash flow model. These measurements are classified as Level 3 in the fair value hierarchy. See Note 10, “Debt” for further information on these notes.

The Company’s other financial instruments’ fair value, including accounts receivable, accounts payable and other current liabilities, approximate their carrying value due to the relatively short maturity of those instruments. The carrying amounts of the Company’s finance leases approximate their fair value, which is the present value of expected future cash payments based on assumptions about current interest rates and the creditworthiness of the Company.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted loss for the years ended December 31, 2025, 2024, and 2023 as follows: (in thousands, except for share and per share amounts):
	December 31,
	2025	2024	2023
Numerator:
Net loss	$(366,302)	$(273,140)	$(571,269)
Less: Deemed dividend on Series A preferred stock	(11,820)	—	—
Net loss attributable to common stockholders	(378,122)	(273,140)	(571,269)
Denominator:
Weighted average Common shares outstanding—Basic	59,699,261	31,404,616	25,939,912
Weighted average Common shares outstanding—Diluted	59,699,261	31,404,616	25,939,912
Net loss per share
Basic	$(6.33)	$(8.70)	$(22.02)
Diluted	$(6.33)	$(8.70)	$(22.02)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive or related contingencies on issuance of shares had not been met as of the periods presented:
	December 31,
	2025	2024	2023
Warrants	272,618	383,836	383,836
Stock-based awards—Equity classified	2,106,210	2,220,754	2,510,594
Stock-based awards—Liability classified	41,517,195	5,037,826	1,237,495
Vendor stock-in-lieu of cash program	2,598,654	1,056,381	17,144
Series 1 Notes	2,540,000	2,540,000	—
Series 2 Notes	4,984,931	5,053,802	—
2026 Convertible Senior Notes	450,037	677,587	2,085,314
Earn-out shares	573,780	573,780	573,780
Total	55,043,425	17,543,966	6,808,163

The Company uses the if converted method for calculating the dilutive effect of the 2030 Convertible Notes, using the respective conversion prices of $21.75 and $36.30 per share for the Series 1 Notes and Series 2 Notes, respectively, and the 2026 Convertible Senior Notes using the conversion price of $299.70 per share. The closing price of Class A common stock as of December 31, 2025, 2024 and 2023 was less than the initial conversion price.

Note 13. Preferred Stock

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

From May 2025 through October 2025, holders of the Company’s Series A Preferred Stock converted an aggregate of additional 35,000 shares of Series A Preferred Stock into 14,302,063 shares of Class A common stock. As a result, all Series A Preferred Stock have been converted to Class A common stock.

Note 14. Stockholders’ Equity (Deficit)

Class A and Class B Common Stock

The Company’s Board of Directors (the “Board”) has authorized two classes of common stock, Class A and Class B. As of December 31, 2025, the Company had authorized 715,000,000 shares of Class A common stock and 121,000,000 shares of Class B common stock with a par value of $0.0001 per share for each class. As of December 31, 2025, the Company had 75,153,311 shares issued and 73,695,748 shares outstanding shares of Class A common stock, and 4,872,578 shares of issued and outstanding Class B common stock. Holders of the Class A and Class B common stock have identical rights, except that holders of the Class A common stock are entitled to one vote per share and the holder of the Class B common stock is entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in the Company’s Second Amended and Restated Certificate of Incorporation.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 20, 2024, following approval by the Company’s stockholders at the Special Meeting of stockholders held on October 30, 2024 of the Reverse Stock Split, the Company effected the Reverse Stock Split at a ratio of 1-for-15. All share data and per share data amounts included in this Form 10-K have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

In March 2025, the Company expanded the program under the 2024 Sales Agreement with the Agent, under which the Company may offer and sell, from time to time in its sole discretion, shares of its Class A common stock, with aggregate gross proceeds of up to an additional $75.0 million under the Equity Financing Program. The Company intended to use the net proceeds from offerings under the Equity Financing Program for general corporate purposes, including payment of interest on debt and otherwise to repay, repurchase, or service such debt.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company issued 12,527,353 shares of Class A common stock under the Equity Financing Program during the year ended December 31, 2025, for net proceeds of $36.2 million. As of December 31, 2025, the amount available for sale under the 2024 Sales Agreement was $172.5 million.

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

 During the year ended December 31, 2025, the Company issued 2,733,642 shares of Class A common stock, as part of the Stock in lieu of Cash Program with a weighted average grant date fair value of $4.34 per share. All such shares vested during the year ended December 31, 2025.

As of December 31, 2025, the Company had a total of $4.6 million in prepaid expenses and other current and non-current assets related to its Stock-in-lieu of Cash Program.

Note 15. Stock-Based Compensation

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s stock option activity for the year ended December 31, 2025 was as follows (in thousands, except years and per share data):

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	412,207	$24.84
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(56,675)	25.05
Outstanding as of December 31, 2025	355,532	24.81	2.55	$—
Vested and exercisable as of December 31, 2025	355,532	24.81	2.55	—
Vested and expected to vest as of December 31, 2025	355,532	24.81	2.55	—

No stock options were granted by the Company during the year ended December 31, 2025, and no stock options vested during that period, as all outstanding awards were fully vested. The total grant date fair value of options that vested during the years ended December 31, 2024 and 2023 was $1.6 million and $2.1 million, respectively.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Time-Based RSUs and Performance-Based and Other RSUs activity for the year ended December 31, 2025 was as follows:

	Time-Based RSUs		Performance-Based and Other RSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	1,765,668	$56.60	864	$231.30
Granted	5,046,130	3.53	—	—
Forfeited	(1,091,655)	35.51	(864)	231.30
Vested	(3,969,465)	14.15	—	—
Outstanding as of December 31, 2025	1,750,678	13.06	—	—

The total fair value of RSUs vested during the year ended December 31, 2025, 2024 and 2023 was $56.2 million, $153.4 million and $164.9 million, respectively.

As of December 31, 2025, the Company had $17.8 million of unrecognized stock-based compensation expense related to RSUs. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Fixed Value Equity Awards

The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are issued as RSUs under the Amended and Restated EIP (and prior to its amendment and restatement, under the Amended 2020 Plan and the 2020 Plan) and are accounted for as liability classified awards under ASC 718, Compensation — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest quarterly over a period of up to six years. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting date.

Employee Stock Purchase Plan

In December 2020, the Board and the Company’s stockholders adopted the 2020 Employee Stock Purchase Plan (“ESPP”) under which 487,843 shares were authorized for issuance. The 2020 ESPP became effective on February 26, 2021.

The ESPP permits eligible employees to purchase the Company’s Class A common stock through payroll deduction with up to 15% of their pre-tax earnings subject to certain Internal Revenue Code limitations. The purchase price of shares is 85% of the lower of the fair market value of the Company’s common stock on the first day of a six-month offering period, or the relevant purchase date. In addition, no participant may purchase more than 333 shares of common stock in each purchase period. The Company suspended the ESPP in December 2025. No offering periods commenced after such suspension date.

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

Freedom Photonics Awards

As part of the Freedom Photonics acquisition in April 2022, the Company owed up to $29.8 million of post combination compensation related to certain service and performance conditions including achievement of certain technical and financial milestones. In March 2024, the Company issued 176,730 shares of Class A common stock for $5.4 million of the post combination compensation due to achievement of the service and performance conditions. In May 2024, the Company issued 206,589 shares of Class A common stock for $5.5 million of the post combination compensation due to achievement of the service and performance conditions. In June 2024, the Company issued 112,606 shares of Class A common stock for $2.5 million of the post combination compensation due to achievement of the certain milestones. During the year ended December 31, 2025, the Company made payments of $2.3 million related to these arrangements. As of December 31, 2025, the remaining conditions were not considered probable of being achieved.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management Awards

On May 2, 2022, the Board granted an award of 720,000 RSUs to Austin Russell, the Company’s former Chief Executive Officer. The grant date fair value per share was $130.50 per share. On August 19, 2022, the Board granted 33,333 RSUs to each of Thomas Fennimore, the Company’s former Chief Financial Officer and Alan Prescott, the Company’s then Chief Legal Officer. The grant date fair value per share was $91.80 per share. Mr. Prescott stepped down as Chief Legal Officer and Secretary of the Company effective December 12, 2024 upon mutual agreement with the Company.

These awards to Mr. Russell and Mr. Fennimore were subject to all of the following vesting conditions:

•
Market condition: Achievement of three stock price milestones: $750 or more, $900 or more, and $1,050 or more. The stock price will be measured based on the volume-weighted average price per share for 90 consecutive trading days;

•	Service condition: Approximately 7-years of vesting; and
•	Performance condition: Start of production for at least one series production program.

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

On July 28, 2025, the Company granted 820,379 performance-based RSUs (“PSUs”) to Paul Ricci, the Company’s Chief Executive Officer. The grant date fair value per share was $2.96 per share. The award is subject to service-based vesting and the achievement of specified 90-day average market capitalization targets.

During the year ended December 31, 2025, certain unvested awards were forfeited in connection with executive departures. As a result, the Company reversed $38.3 million of previously recognized share-based compensation expense, which was recorded in general and administrative expenses in the consolidated statements of operations.

The Company measured the compensation cost for the management awards outlined above using a Monte Carlo simulation model.

As of December 31, 2025, the Company had $1.7 million of unrecognized stock-based compensation expense related to management awards. This cost is expected to be recognized over a weighted-average period of 0.89 years.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity of the Company’s management awards that include market conditions described above for the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	915,831	$106.99
Granted	820,379	2.96
Forfeited	(573,164)	116.81
Change in units based on performance	(226,000)	136.22
Vested	—	—
Outstanding as of December 31, 2025	937,046	2.85

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

Compensation expense

Stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$3,600	$6,090	$9,163
Research and development	17,018	51,231	65,840
Sales and marketing	3,870	16,094	27,577
General and administrative	(15,478)	63,165	104,552
Stock-based compensation related to restructuring	(304)	2,555	—
Total	$8,706	$139,135	$207,132

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense by type of award was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Equity Classified Awards:
Stock options	$—	$369	$2,197
RSAs	—	—	61
RSUs	34,497	92,398	138,820
Management awards	(27,142)	21,387	22,808
ESPP	379	845	1,313
Stock-based compensation related to restructuring	(304)	2,555	—
Liability Classified Awards:
Equity-settled fixed value	4,815	14,530	16,691
Optogration	—	—	6,079
Freedom Photonics	(2,250)	3,212	11,965
Other	(1,289)	3,839	7,198
Total	$8,706	$139,135	$207,132

Note 16. Leases

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

The components of lease expenses were as follows (in thousands):
	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7,619	$11,152	$8,441
Variable lease cost	858	1,294	1,887
Total operating lease cost	$8,477	$12,446	$10,328

Supplemental cash flow information related to leases was as follows (in thousands):
	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$(8,343)	$(10,750)	$(7,508)
Recognition/derecognition of right-of-use asset in exchange for lease obligations:
Operating leases	(9,714)	(4,821)	28,447

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$14,115	$31,479
Operating lease liabilities:
Operating lease liabilities, current	$2,035	$10,049
Operating lease liabilities, non-current	3,674	24,083
Total operating lease liabilities	$5,709	$34,132

Weighted average remaining terms were as follows (in years):
	December 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	3.75	4.20

Weighted average discount rates were as follows:
	December 31, 2025	December 31, 2024
Weighted average discount rate
Operating leases	6.80%	6.25%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases
2026	$6,255
2027	5,533
2028	3,417
2029	1,506
2030	888
Thereafter	1,667
Total lease payments	19,266
Less: imputed interest	(2,198)
Total leases liabilities (1)	$17,068

(1) Includes $11.4 million of operating lease liabilities which are currently classified as “Liabilities subject to compromise” on our Consolidated Balance Sheet.

Note 17. Income Taxes

The following table presents components of loss before provision for (benefit from) income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(368,311)	$(275,057)	$(571,265)
International	2,347	1,174	1,692
Loss before provision for (benefit from) income taxes	$(365,964)	$(273,883)	$(569,573)

Provision for (benefit from) income taxes for the periods presented consisted of (in thousands):

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$—	$(150)
U.S. state	11	—	(56)
Foreign	327	(161)	1,966
Total current:	338	(161)	1,760
Deferred:	—
U.S. federal	—	(431)	(43)
U.S. state	—	(151)	(21)
Total deferred:	—	(582)	(64)
Total provision for (benefit from) income taxes	$338	$(743)	$1,696

As previously disclosed for the years ended December 31, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
U.S. federal provision at statutory rate	21.0%	21.0%
State income taxes	5.6	5.2
Foreign taxes	0.1	(0.1)
Tax credits	0.9	1.0
Fair value of financial instruments	0.1	0.1
Stock-based compensation expense	(6.9)	(3.7)
Executive compensation	(2.0)	(0.5)
Other permanent items	0.0	(0.2)
Unrecognized tax benefits	0.0	0.3
Change in valuation allowance	(18.5)	(23.4)
Effective tax rate	0.3%	(0.3%)

The following table presents a reconciliation of the statutory federal rate and our effective tax rate (after the adoption of ASU 2023-09):

	Year ended December 31, 2025
	Amount	Percentage
Income taxes (benefit) at statutory federal rate	(76,852)	21.0%
State and local taxes, net of federal income tax effect (1)	11	0.0%
Foreign tax effects:
Other Foreign	(166)	0.1%
Effect of cross-border tax laws:
Global intangible low-taxed income	1,029	(0.3)%
Tax credits:
R&D Credit	(1,479)	0.4%
Changes in valuation allowance (2)	73,860	(20.2)%
Nontaxable or nondeductible items:
Excess Tax (Benefit) or Deficit on Stock Awards	7,272	(2.0)%
Deferred Compensation FV Adjustment	(6,023)	1.7%
Other Nontaxable or Nondeductible Items	2,421	(0.7)%
Changes in unrecognized tax benefits	296	(0.1)%
Other Adjustments:
Other Adjustments	(31)	0.0%
Provision / (benefit) for income taxes	338	(0.1)%

(1)	The state jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California and New Jersey.

(2)	In 2024, the change in valuation allowance related to the state jurisdictions was included in the change in valuation allowance. In 2025, this amount is net in the State and local taxes.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forward	$354,545	$246,178
Capital Loss	2,092	—
Tax credits	30,765	29,595
Accruals and reserves	2,505	881
Stock-based compensation expense	2,520	6,134
Lease liability (ASC 842)	4,057	8,666
Section 174 R&D capitalization	64,179	101,876
Inventory reserves	21,279	9,113
Depreciation and amortization	18,138	15,380
Basis difference on debt obligation	20,237	9,692
Deferred interest expense	9,097	3,698
Unrealized Gain	3,546	3,451
Other	—	515
Total deferred tax assets	532,960	435,179
Valuation allowance	(528,953)	(427,222)
Total deferred tax asset	4,007	7,957
Deferred tax liabilities:
Other	378	—
ROU asset (ASC 842)	3,629	7,957
Total deferred tax liabilities	4,007	7,957
Net deferred tax assets (liabilities)	$—	$—

The amounts of cash income taxes paid by the Company were as follows:
Year ended December 31, 2025
Federal	$—
State	—
Massachusetts	3
New Jersey	12
Other states	—
Foreign:
Israel	44
India	208
Germany	185
Other Foreign	27
Total	$479

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that substantially all of the U.S. domestic deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its U.S. domestic net deferred tax assets of $529.0 million and $427.2 million as of December 31, 2025 and 2024, respectively. The valuation allowance increased by $101.7 million in 2025.

No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested.

Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”) and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. As of December 31, 2025, the Company had $1.3 billion of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $1.2 billion will be carried forward indefinitely for U.S. federal tax purposes. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2035. The Company also has $1.2 billion of U.S. state net operating loss carryforwards. State net operating loss carryforward, if not utilized, will begin to expire on various dates starting 2028.

The Company also has federal and state research and development (“R&D”) tax credit carryforwards of $31.2 million and $7.3 million, respectively, as of December 31, 2025. The federal research credit carryforwards will begin expiring in 2036 unless previously utilized. A portion of the state research credit carryforwards will begin expiring in 2026 and the California research credits do not expire.

On July 4, 2025, the current administration signed the One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions such as permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense and permanently restoring bonus depreciation allowances. Due to our valuation allowance on deferred tax assets, this tax law change did not result in a material impact to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:
	December 31,
	2025	2024
Beginning at December 31, 2024	$7,474	$6,828
Prior Year Additions	—	70
Reversal of Prior Year Positions	(106)	(677)
Current Year Additions	404	1,253
Ending Balance at December 31, 2025	$7,772	$7,474

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary roll forward above. Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.

As of December 31, 2025, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.  Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheet. To date, we have not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Purchase Obligations

The Company purchases goods and services from a variety of suppliers in the ordinary course of business. Purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company had purchase obligations primarily for purchases of inventory, R&D, and general and administrative activities totaling $63.0 million as of December 31, 2025. For the year ended December 31, 2025, the Company recorded a loss of $42.8 million related to these firm purchase commitments, which is included in product cost of sales in the consolidated statements of operations.

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

Johnson v. Luminar Technologies, Inc., et al.

On May 26, 2023, a putative class action styled Johnson v. Luminar Technologies, Inc., et al., Case No. 6:23-cv-00982-PGB-LHP, was filed in the United States District Court for the Middle District of Florida, against the Company and an employee. The suit asserts purported claims on behalf of purchasers of the Company’s securities between February 28, 2023 and March 17, 2023 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the Company’s photonic integrated circuits technology. Defendants filed a motion to dismiss the complaint on December 29, 2023, the motion was granted, and on July 8, 2024 Plaintiff filed a second amended complaint, Defendants filed a motion to dismiss the second amended complaint on August 22, 2024, and the motion was granted on December 12, 2024. Plaintiff filed a third amended complaint and Defendants filed their motion to dismiss the third amended complaint on February 24, 2025, and the motion was denied on September 10, 2025. Defendants dispute the allegations and are continuing to vigorously defend the litigation. On October 21, 2023, a shareholder derivative suit entitled Bhavsar v. McAuliffe, et al. Bhavsar v. McAuliffe, et al., No. 6:23-cv-02037 was filed in the United States District Court for the Middle District of Florida against directors of the Company and an employee. The suit avers claims for purported breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, aiding and abetting, and contribution under Sections 10(b) and 21D of the Exchange Act on the basis of the same purported wrongdoing alleged in the first lawsuit described above. In November 2023, three additional shareholder derivative suits averring similar claims to Bhavsar were filed in the United States District Court for the District of Delaware: Lance Dechant, et al. v. Alec E. Gores, et al., C.A. No. 23-cv-01318-UNA, Hutchinson v. Russell, et al., C.A. No. 23-cv-01345-UNA, and Ulerio v. Russell, et al., C.A. No. 23-cv-01359-UNA. Defendants dispute the allegations in the complaint and intend to vigorously defend the litigation. The Company has determined that the likelihood of this matter resulting in a material adverse impact on the Company’s financial results is remote.  In light of the Bankruptcy, the Company has provided all necessary notice to the relevant court and parties to the litigation, informing them of the automatic stay of the proceedings, as provided under the Bankruptcy Code, for Company entities.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Yskollari v. Luminar Technologies, Inc., et al.

On July 23, 2025, a putative class action entitled Yskollari v. Luminar Technologies, Inc., et al., Case No. Case 6:25-cv-01384, was filed in the United States District Court for the Middle District of Florida, against the Company and former and current employees. The suit asserts purported claims on behalf of purchasers of the Company’s securities between March 20, 2025, and May 14, 2025 under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding the former CEO’s conduct and seeks compensatory damages. On January 26, 2026, claimants filed an amended complaint alleging claims against Austin Russell and Thomas Fennimore, only.  Defendants dispute the allegations and are continuing to vigorously defend the litigation. On August 21, 2025, a shareholder derivative suit entitled Buttrey v. Russell, et al., No. 6:25-cv-01592-CEM-NWH (M.D. Fla.) was filed in the United States District Court for the Middle District of Florida against the board and current and former employees alleging claims for breach of fiduciary duties, and for violations of Sections 10(b), 20(a) and 21D of the Securities Exchange Act of 1934 based on the same alleged facts and circumstances described in the Yskollari putative securities class action. In September 2025, two other shareholder derivative lawsuits averring similar claims to Buttrey were filed in the United States District Court for the Middle District of Florida: Bandele v. Russell, et al., No. 6:25-cv-01699-CEM-NWH, and Levitan v. Fennimore et al., No. 6:25-cv-01840-CEM-DCI. On October 4, 2025, the plaintiffs in these three shareholder derivative suits filed a motion to consolidate the three actions. In light of the Bankruptcy, the Company has provided all necessary notice to the relevant court and parties securing litigation stays, as provided under the Bankruptcy Code, for Company entities.

SEC Investigation

The Company received subpoenas from the SEC for documents in connection with investigations the SEC is conducting to determine whether there has been a violation of federal securities laws. The Company is cooperating with the investigation. The SEC informed the Company that its investigation does not mean that it has concluded that anyone has violated the law and that receipt of the subpoena does not mean that the SEC has a negative opinion of any person, entity, or security. The Company, however, can offer no assurances as to the outcome of this investigation or its potential effect, if any, on the Company. The Company has informed the SEC about the Bankruptcy and continues to cooperate with the investigation.

Note 19. Segment and Customer Concentration Information

Reportable segments are (i) Autonomy Solutions and (ii) ATS, which also represent our historical operating segments. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies - Segment Information”, for additional information on the Company’s operating segments. These segments reflect the way the chief operating decision maker (“CODM”) evaluated the Company’s business performance and managed its operations prior to the Chapter 11 Cases. Each segment has distinct product offerings, customers and market penetration. The Chief Executive Officer was the CODM of the Company.

Prior to the Chapter 11 Cases, the Company’s CODM evaluated segment performance using segment operating loss and segment assets to allocate operating and capital resources to each segment. The CODM also considered other financial information, including revenue data broken down by products and services within the Autonomy Solutions and ATS segments. The segment information presented reflects historical periods prior to the sale of substantially all of the Company's assets and the cessation of its business operations.

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

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accounting policies of the operating segments are the same as those described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies - Segment Information”. Segment operating results and reconciliations to the Company’s consolidated balances are as follows (in thousands):

Year ended December 31, 2025
	Autonomy Solutions	ATS	Total
Revenue:
Products	$30,374	$15,661	$46,035
Services	10,510	9,469	19,979
Intersegment revenue	—	10,236	10,236
	40,884	35,366	76,250
Reconciliation of revenue
Elimination of intersegment revenue			(10,236)
Total revenue			66,014
Less:
Depreciation and amortization	14,063	2,906
Impairment of goodwill and intangible assets	—	3,719
Impairment of long-lived assets	6,390	1,123
Other segment items (a)	302,018	42,832
Operating loss	$(281,587)	$(15,214)	$(296,801)
Reconciliation of profit or loss
Other income (expense), net			(22,814)
Loss before reorganization items and provision for income taxes			$(319,615)

Other significant items:
Total assets	$102,012	$29,331	$131,343
Inventory	$3,497	$3,159	$6,656

(a) For each reportable segment, the other segment items category includes:

•	Autonomy Solutions - Professional and contracting service expenses, travel expenses, insurance and maintenance expenses, utility expenses, restructuring costs and certain overhead expenses.

•	ATS - Professional and contracting service expenses, courier & postage expenses, insurance expenses, facility maintenance & utility expenses, restructuring costs and certain overhead expenses.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2024
	Autonomy Solutions	ATS	Total
Revenue:
Products	$52,181	$10,427	$62,608
Services	1,299	11,488	12,787
Intersegment revenue	—	19,165	19,165
	53,480	41,080	94,560
Reconciliation of revenue
Elimination of intersegment revenue			(19,165)
Total revenue			75,395
Less:
Depreciation and amortization	22,269	2,986
Impairment of goodwill and intangible assets	—	6,647
Other segment items (a)	444,209	53,486
Operating loss	$(412,998)	$(22,039)	$(435,037)
Reconciliation of profit or loss
Other income (expense), net			161,154
Loss before provision for income taxes			$(273,883)

Other significant items:
Total assets	$323,788	$41,425	$365,213
Inventory	$11,436	$3,472	$14,908

(a) For each reportable segment, the other segment items category includes:

•	Autonomy Solutions - Professional and contracting service expenses, travel expenses, insurance and maintenance expenses, utility expenses, restructuring costs and certain overhead expenses.

•	ATS - Professional and contracting service expenses, courier & postage expenses, insurance expenses, facility maintenance & utility expenses, restructuring costs and certain overhead expenses.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2023
	Autonomy Solutions	ATS	Total
Revenue:
Products	$39,489	$5,555	$45,044
Services	9,346	15,389	24,735
Intersegment revenue	—	17,528	17,528
	48,835	38,472	87,307
Reconciliation of revenue
Elimination of intersegment revenue			(17,528)
Total revenue			69,779
Less:
Depreciation and amortization	23,935	2,689
Impairment of goodwill and intangible assets	—	15,489
Other segment items (a)	538,568	69,934
Operating loss	$(513,668)	$(49,640)	$(563,308)
Reconciliation of profit or loss
Other income (expense), net			(6,265)
Loss before provision for income taxes			$(569,573)

Other significant items:
Total assets	$474,427	$37,940	$512,367
Inventory	$11,125	$1,071	$12,196

(a) For each reportable segment, the other segment items category includes:

•	Autonomy Solutions - Professional and contracting service expenses, travel expenses, insurance and maintenance expenses, utility expenses, restructuring costs and certain overhead expenses.

•	ATS - Professional and contracting service expenses, courier & postage expenses, insurance expenses, facility maintenance & utility expenses, restructuring costs and certain overhead expenses.

Two customers, customer A and customer C of the Autonomy Solutions segment, accounted for 16% and 29%, respectively, of our revenue for the year ended December 31, 2025. One customer, customer A of the Autonomy Solutions segment, accounted for 39% of our revenue for the year ended December 31, 2024. Two customers, customer A and customer B of the Autonomy Solutions segment, accounted for 35% and 11%, respectively, of our revenue for the year ended December 31, 2023. A vast majority of the Company’s long-lived assets are located in the United States and Mexico.

Note 20. Related Party Transactions

Equity Investments

In February 2021, the Company invested $15.0 million in a special purpose acquisition company, of which Mr. Jun Hong Heng, was the Chairman and Chief Executive Officer, and a principal shareholder. Mr. Heng became a director of the Company in June 2021. The terms of such investment were no less favorable to the Company than to other third-party investors. During 2021, the Company sold $2.9 million of this investment and had a remaining balance of $12.1 million as of December 31, 2021. The fair value of this investment as of December 31, 2021 was $12.2 million, which was included in marketable securities in the balance sheet. The Company sold this investment in its entirety in the second quarter of 2022. The special purpose acquisition company merged with ECARX on December 20, 2022 and Mr. Heng continues to be a director of the merged company. The balance of this investment was $2.6 million as of December 31, 2025.

LUMINAR TECHNOLOGIES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2022, the Company invested in a special purpose acquisition company through open market purchases, of which Mr. Alec Gores, a current Luminar director, was the Chairman and Chief Executive Officer, and a principal shareholder. The special purpose acquisition company merged with Polestar Automotive Holdings UK PLC on June 24, 2022. The balance of this investment as of December 31, 2025 and 2024 was not material.

Note 21. Subsequent Events

Sale of LiDAR Assets

On January 11, 2026, the Company and entered into a Purchase Agreement (the “Stalking Horse Asset Purchase Agreement”) with QCi, as the proposed stalking horse bidder, to acquire specified assets and assume certain liabilities related to the LiDAR business, for cash consideration of $22.0 million. The transaction was subject to Bankruptcy Court approval and other customary closing conditions.

On January 26, 2026, the Company held an auction for the LiDAR business pursuant to the bidding procedures approved by the Bankruptcy Court (the “Auction”). At the conclusion of the Auction, the Company determined (i) the bid submitted by MicroVision, Inc. (“MicroVision”) was the highest or otherwise best offer and designated MicroVision as the successful bidder for the Company’s LiDAR assets and (ii) the bid submitted by QCi was the second highest or otherwise second best offer and designated QCi as the back-up bidder. As a result of the Auction, on January 26, 2026, the Company and MicroVision entered into a Purchase Agreement (the “MicroVision Asset Purchase Agreement”), pursuant to which, subject to the terms and conditions set forth therein, MicroVision agreed to acquire specified assets related to the Company’s LiDAR business and assume certain liabilities, subject to the Bankruptcy Court’s approval, for cash consideration of $33.0 million, subject to certain adjustments as contemplated by the MicroVision Asset Purchase Agreement.

On February 3, 2026, following receipt of Bankruptcy Court approval, the Company completed the sale to MicroVision as contemplated by the MicroVision Asset Purchase Agreement. On February 4, 2026, the Company delivered written notice to QCi terminating the Stalking Horse Asset Purchase Agreement pursuant to the terms thereof and paid QCi a break-up fee of $0.7 million and reimbursed QCi $0.5 million for its reasonable, out-of-pocket and documented expenses, in connection with the termination of the Stalking Horse Asset Purchase Agreement.

Sale of LSI

On February 2, 2026 (the “LSI Closing Date”), following receipt of Bankruptcy Court approval, the Company completed the sale of all of the issued and outstanding shares of LSI to QCi for $110.0 million in cash subject to certain adjustments as contemplated by the LSI Stock Purchase Agreement (the “Closing Cash Consideration”). In accordance with the LSI Stock Purchase Agreement, (i) $11.0 million of the Closing Cash Consideration will be held in a post-closing escrow account for a period of twelve months, as QCi’s sole recourse against the Company in the event of a breach of certain representations and warranties and for certain indemnification claims, which could reduce the amount of available recovery for creditors (ii) the Company has agreed to refrain from competing with LSI and to refrain from soliciting LSI’s employees, customers, vendors, suppliers and other business partners (subject to limited exceptions) for a period of three years following the LSI Closing Date, and (iii) the Company and LSI have granted each other certain mutual non-exclusive licenses to respective intellectual property currently used in the other party’s business to ensure freedom to operate following the LSI Closing Date.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our board of directors currently consists of eleven directors and is divided into three classes, with staggered three-year terms, pursuant to our amended and restated certificate of incorporation and our amended and restated bylaws. Our board of directors consists of four Class I directors, Patricia Ferrari, Dr. Shaun Maguire, Katharine A. Martin, and Paul Ricci, four Class II directors, Elizabeth Abrams, Alec Gores, Matthew J. Simoncini and Daniel D. Tempesta, and three Class III directors, Dr. Mary Lou Jepsen, Austin Russell and Dominick Schiano.

Board of Directors

Elizabeth Abrams, 45, has served on our Board of Directors since November 2025. She has more than 20 years of experience in corporate finance, working with boards, investors, and management teams to develop strategies to navigate transformational change. Her experience spans across industries and company stages, from inception, high growth and capital raising to mature company M&A and restructuring. Since April 2023, Ms. Abrams has served as a managing member of Spruce Brook Partners. Before becoming an independent fiduciary, Ms. Abrams spent the majority of her career as an investment banker, most recently as a Senior Managing Director at Guggenheim Securities from 2018 to 2021, where she advised companies and their stakeholders on value-maximizing liability management and restructuring transactions. Ms. Abrams also previously served as the chief financial officer of K Health, an AI-driven growth stage healthcare company. Ms. Abrams received a Bachelor of Science degree and a Bachelor of Applied Science degree from the University of Pennsylvania Management and Technology Program.

Patricia Ferrari, 66, has served on our Board of Directors since November 2025. She is a consultant to corporate executives and boards of directors, and has served on numerous boards for public and private companies. Previously, Ms. Ferrari was a senior executive at MBIA Inc., from March 2010 to April 2023, serving as its Head of Restructuring and Remediation beginning in 2014. Prior to her position at MBIA, Ms. Ferrari served as a partner of King & Spalding, a U.S.-based international corporate law firm. Ms. Ferrari currently also serves on the Board of Directors for CityBridge and QualDerm Partners. Ms. Ferrari earned her Bachelor of Arts degree from Southern Illinois University and her Juris Doctor degree from Vanderbilt University.

Alec E. Gores, 72, has served as a member of our board of directors since December 2020. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores implemented an operational approach to private equity investing when he founded The Gores Group in 1987 by operating businesses alongside management, or in some cases in lieu of management, to build value in those entities. Since then, the firm has acquired more than 120 businesses including a current portfolio of eight active companies worldwide. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. Within seven years, EBS had become a leading value-added reseller in Michigan and employed over 200 people. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations and building value in those entities, a decision that ultimately led to the founding of what has evolved into The Gores Group today. Under his leadership, The Gores Group has continued to acquire businesses in need of operational and financial resources, while creating value and working with management teams to establish an entrepreneurial environment as a foundation for sustainable growth. This philosophy has served the firm well. Mr. Gores served as the Chairman of the Board of Directors of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016, as the Chairman of the Board of Directors of Gores Holdings II since its inception in August 2016 until completion of the Verra acquisition in October 2018 and as the Chairman of the Board of Directors of Gores Holdings III since its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chairman of the Board of Directors of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, as the Chairman of the Board of Directors of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, as the Chairman of the Board of Directors of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021, and as Chairman of the Board of Directors of Gores Guggenheim from December 2020 until the completion of the Polestar acquisition in July 2022. Mr. Gores served as the Chief Executive Officer and a Director of Gores Metropoulos II from July 2020 until the completion of the Sonder acquisition in January 2022. Mr. Gores served as the Chairman of the board of directors of Gores Holdings VII from September 2020, Gores Holdings VIII from September 2020, Gores Technology from December 2020, and Gores Technology II from December 2020, until their respective terminations in December 2022. Mr. Gores has served as the Chairman of the Board of Directors of Gores Holdings IX from January 2021 until its liquidation in December 2024 and Gores Holdings X since June 2023. Mr. Gores holds a degree in Computer Science from Western Michigan University.

Mary Lou Jepsen, Ph.D., 60, has served as a member of our board of directors since February 2021. Dr. Jepsen has served as Executive Chairperson and Founder of Openwater, a San Francisco based medical diagnostics and therapeutic wearable device technology company, since August 2016. Dr. Jepsen previously served as the CEO, from August 2016 to March 2025. Previously, Dr. Jepsen served as the Executive Director of Engineering at Meta, Inc. (formerly known as Facebook, Inc.) and Head of Display Technologies at Oculus from January 2015 to August 2016, and before that, served a similar role at Google, Inc. and X (formerly Google X) from 2012 to 2015. She also co-founded and served as the Chief Technology Officer of One Laptop per Child, a nonprofit organization, of which she was the lead architect designing $100 laptops that were shipped to millions of children in the developing world. Dr. Jepsen has served on the board of directors of Lear, a leading global tier-1 automotive components supplier, since March 2016. Dr. Jepsen previously served as a member of Engineering Advisory Council at Brown University and School of Engineering and currently serves on the College of Computing, Data Science and Society Advisory Board at the University of California, Berkeley. Dr. Jepsen holds a Ph.D. degree from Brown University in Optical Sciences, an M.S. from Massachusetts Institute of Technology in Visual Studies and a Sc.B. from Brown University in Electrical Engineering and Studio Art.

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

Katharine A. Martin, 63, has served as a member of our board of directors since February 2021. Ms. Martin is a partner at Wilson Sonsini Goodrich & Rosati (“WSGR”). Prior to joining WSGR, Ms. Martin was a partner of Pillsbury Madison & Sutro LLP. Ms. Martin also serves on the board of directors of YMCA of Silicon Valley and Wilson Sonsini Foundation, each a nonprofit organization. She previously served on the board of directors of Nuance Communications, a technology pioneer and market leader in conversational artificial intelligence and ambient clinical intelligence, from 1999 to 2018. Ms. Martin has over 35 years’ experience practicing corporate and securities law, and has extensive experience representing public companies. Ms. Martin holds a J.D. from McGeorge School of Law and an undergraduate degree in Anthropology from the University of California, Berkeley.

Paul Ricci, 69, Please see “Executive Officers” below for more information regarding Mr. Ricci.

Austin Russell, 31, has served as member of our board of directors since December 2020. He also previously served as the Company’s President, Chief Executive Officer and Chairperson from December 2020 to May 2025. Prior to this, he served as President and Chief Executive Officer of Luminar Technologies, Inc., which he founded, prior to and after its business combination with Gores Metropoulos, Inc. (“Legacy Luminar”) and as a member of its board of directors since inception. Mr. Russell has worked with visioning systems and imaging related technologies before working as an independent researcher at the Beckman Laser Institute. He studied Applied Physics at Stanford University until he was awarded the Thiel Fellowship to pursue Legacy Luminar full-time.

Dominick Schiano, 71, has served as a member of our board of directors since November 2024. From 2007 to the present, Mr. Schiano has been the President and Co-Founding Partner of Evergreen Capital Partners, LLC. Mr. Schiano founded Evergreen Capital Partners LLC to provide strategic, operational, and financial guidance to private equity firms and their portfolio companies and co-invest alongside them. Evergreen has previously been engaged by The Gores Group where Mr. Schiano was a Senior Advisor in the industrial sector, TowerBrook Capital Partners where Mr. Schiano was a member of the Management Advisory Board and by DLJ Merchant Banking Partners, the Private equity arm of Credit Suisse where he held the position of Vice Chairman – Global Industrial Partners. Prior to forming Evergreen, Mr. Schiano served as a Managing Director and member of the Investment Committee of Questor Partners Funds. Previously, Mr. Schiano served in various senior operating, finance and M&A roles in the automotive industry at Textron Inc., TRW Inc., Wickes Companies Inc., and its predecessor, Gulf+Western Industries Inc. Mr. Schiano has served on over 30 local government, private company, joint venture, public company and charitable boards. Mr. Schiano attended Long Island University, majoring in Finance, the University of Pennsylvania – Wharton School Management Development Program and the Northwestern University – Kellogg School Mergers and Acquisitions Program. He is a Six-Sigma Champion.

Matthew J. Simoncini, 65, has served as a member of our board of directors since December 2020 and previously served on Legacy Luminar’s board of directors since June 2020. He was elected as Lead Independent Director in February 2025. Mr. Simoncini previously served on the boards of directors of Cooper-Standard Holdings Inc., a leading global supplier of systems and components for the automotive industry, from August 2018 to May 2020, and Kensington Capital Acquisition Corp., a special purpose acquisition company focused on companies in the automotive sector, from June 2020 to December 2022. From September 2011 until his retirement in February 2018, Mr. Simoncini served as President and Chief Executive Officer and as a member of the board of directors of Lear Corporation (NYSE: LEA) (“Lear”), a global automotive technology company, and he served as Chief Financial Officer of Lear from September 2007 to September 2011. Mr. Simoncini joined Lear in May 1999 after Lear acquired UT Automotive, a supplier of electronic and interior products for the auto industry, where he served as Director of Global Financial Planning & Analysis from April 1996 to May 1999. Mr. Simoncini holds a B.A. in business administration and an Honorary Doctorate of Law from Wayne State University.

Daniel D. Tempesta, 55, has served as a member of our board of directors since August 2022. Since September 2025, Mr. Tempesta has served as the Chief Financial Officer of Norstella. Previously, Mr. Tempesta served as the Executive Vice President and Chief Financial Officer of Nuance Communications, Inc., a technology pioneer with market leadership in conversational AI and ambient intelligence, from 2015 to December 2023, including through its acquisition by Microsoft Corporation in March 2022. Prior to this, he was SVP, Chief Accounting Officer and Corporate Controller at Nuance from 2008 to 2015, and at Nuance his responsibilities included oversight of the finance and accounting operations, as well as tax, treasury, investor relations, order management, and procurement. Prior to Nuance, Mr. Tempesta served as the Corporate Controller and Chief Accounting Officer at Teradyne, Inc. He began his career with PricewaterhouseCoopers LLC, where he held a number of roles in the assurance practice serving technology clients.

Executive Officers

The following are our executive officers as of March 2026. There is no family relationship between any of the executive officers and any of our directors or other executive officers.

Paul Ricci, 69, has served as our Chief Executive Officer since May 2025. Previously Mr. Ricci served as an advisor to Lightspeed Venture Partners, a venture capital firm, since 2019 and as an advisor to Warburg Pincus LLC, a private equity firm, from 2018 to 2020. From 2020 to 2023, Mr. Ricci was Chief Executive Officer of Qualifacts, an electronic health records software company. Prior to that, he served as Chairman of Nuance Communications, Inc. (“Nuance”), a voice recognition and conversational AI solutions company, from March 1999 to March 2018, and additionally as Chief Executive Officer of Nuance from August 2000 to March 2018. While at Nuance, Mr. Ricci transformed the company from a small imaging software publisher into a $2 billion leading provider of conversational speech and AI solutions. During his tenure, Nuance successfully developed a pioneering healthcare technology business, became a leading global provider of customer self-service solutions, and built one of the world’s largest independent automotive software businesses. Ricci holds both B.A. and M.A. degrees in Economics from Stanford University and serves on the board of the Center for Advanced Study in the Behavioral Sciences.

Thomas Beaudoin, 72, previously served as the Chief Financial Officer of Cerence Inc. from May 2022 to April 2024. Mr. Beaudoin served as Chief Transformation Officer at Qualifacts Systems Inc. and Credible Inc. from April 2021 to April 2022, and as Executive Vice President Business Transformation of Nuance from 2017 until 2020. Prior to re-joining Nuance in 2017, Mr. Beaudoin held several executive leadership roles, including as Chief Financial Officer of SimpliVity Corp. (now HPE SimpliVity) from 2015 to 2017; Executive Vice President and Chief Financial Officer of Nuance from 2008 to 2015. Mr. Beaudoin holds a B.S.B.A. degree and an M.B.A. from Babson College.

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

Insider Trading Policy, Hedging and Pledging

Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us and applies to all of our officers, directors and employees. Directors, officers and other employees are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan, provided that certain limited exceptions may be granted. The policy prohibits directors and all employees from purchasing any financial instruments (such as prepaid variable forward contracts, equity swaps, collars or exchange funds) or otherwise engaging in any transactions that hedge the risk of Company stock ownership. In addition, we prohibit our executive officers, directors and employees from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit and maintain a quarterly black-out window where applicable individuals may not trade in our securities. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Nasdaq’s listing rules require that our audit committee be composed of at least three independent Directors who currently are: Dominick Schiano, Matthew J. Simoncini, and Daniel D. Tempesta. All members of the audit committee are able to read and understand financial statements. Messrs. Schiano, Simoncini and Tempesta are each an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated by the SEC. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers who served as named executive officers during the year ended December 31, 2025.

Name	Year	Salary($)(1)	Bonus($)(2)	Stock Awards ($)(3)	All Other Compensation($)(4)	Total ($)
Paul Ricci Chief Executive Officer	2025	355,385	850,000	4,280,034	—	7,168,898
	—	—	—	—	—	—

Thomas Beaudoin Chief Financial Officer	2025	49,231	400,000	—	—	449,231
	—	—	—	—	—	—

Austin Russell Former Chief Executive Officer(5)	2025	—	—	186,575	91,594	—
	2024	—	—	—	497,253	497,253

Thomas J. Fennimore Former Chief Financial Officer(6)	2025	276,923	1,350,000	178,023	—	1,575,933
	2024	300,000	3,125,100	1,499,996	—	4,925,096

(1)	Amounts reflect salary earned during the applicable calendar year.

(2)
For Messrs. Ricci and Beaudoin, amounts reflect lump sum retention cash bonuses paid in 2025. For more information, please see “Executive Retention Agreement with Messrs. Ricci and Beaudoin” below. For Mr. Fennimore, the amount in this column reflects quarterly bonus amounts equal to $300,000 and $1,050,000 paid in cash in lieu of the Fixed Value Equity Grant that Mr. Fennimore would otherwise be entitled to.

(3)
The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) granted in the applicable fiscal year as determined in accordance with FASB ASC Topic 718. These amounts reflect our accounting expense for these stock awards and do not represent the actual economic value that may be realized by each named executive officer. The amounts reported for Mr. Russell in this column reflect RSUs granted in connection with Mr. Russell’s service as a director. In connection with the Company’s Chapter 11 cases filed on December 15, 2025, and pursuant to the terms of the Third Amended Plan, all of the Company’s equity will be canceled, and these amounts may never be realized. For information on the assumptions used in valuing these awards, refer to Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

(4)
The amounts for Mr. Russell in 2025 reflect Mr. Russell’s director fees. The amounts for Mr. Russell in 2024 represent the incremental cost to the Company of certain personal security measures considered perquisites. For more information, please see “Perquisites and Other Benefits” below.

(5)
Mr. Russell resigned as President and Chief Executive Officer of the Company and as Chairperson of the Board, effective May 14, 2025. He did not receive any compensation for his role as President, Chief Executive Officer and Chairperson. This table does not include any director fees from 2025. Please see “Director Compensation” below.

(6)	Mr. Fennimore resigned as Chief Financial Officer of the Company, effective November 13, 2025.

Narrative Disclosure to Summary Compensation Table

Each of our current named executive officers are employed at-will and may be terminated at any time, with or without formal cause. The terms and conditions of Mr. Ricci’s and Mr. Beaudoin’s employments are set forth in their individual executive compensation agreements.

Executive Employment Agreement with Mr. Ricci

On May 26, 2025, the Company entered into an executive employment agreement (the “Ricci Agreement”) with Mr. Ricci which provides for a base salary of $600,000 and certain cash and equity awards as described in that certain Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 27, 2025. Pursuant to the Ricci Agreement, Mr. Ricci received an equity award of RSUs covering 1,640,758 shares of LAZR Class A Common Stock divided 50/50 between time-based RSUs and PRSUs. Mr. Ricci also received a signing equity award of RSUs covering 468,788 shares of LAZR Class A Common Stock, which was fully vested upon grant, but subject to clawback if within 12 months following his start date the Company terminates Mr. Ricci’s employment for Cause or Mr. Ricci resigns without Good Reason (each as defined in the Ricci Agreement), with such clawback prorated based on the remaining days in the 12 month period occurring after the termination date. The Ricci Agreement also includes certain Change in Control benefits as described in that certain Form 8-K/A filed with the SEC on May 27, 2025. As described below under “Executive Retention Agreement with Messrs. Ricci and Beaudoin,” Mr. Ricci has waived his rights with respect to any potential cash and/or equity awards in connection with the 2024 and 2025 annual bonuses and any potential transaction or change in control bonuses.

Executive Employment Agreement with Mr. Beaudoin

On November 5, 2025, the Company entered into an executive employment agreement (the “Beaudoin Agreement”) with Mr. Beaudoin which provides for a base salary of $400,000 and certain other benefits as described in that certain Form 8-K filed with the SEC on November 13, 2025. In the event that either the Company terminates Mr. Beaudoin’s employment other than for Cause (defined in the Beaudoin Agreement) and not due to death or disability, or Mr. Beaudoin resigns for Good Reason (as defined in the Agreement), subject to his execution of a release, Mr. Beaudoin is entitled to twelve months of severance at a rate equal to one times base salary, as then in effect, and reimbursement of twelve months of COBRA premiums. As described below under “Executive Retention Agreement with Messrs. Ricci and Beaudoin,” Mr. Beaudoin has waived his rights with respect to any potential cash and/or equity awards in connection with the 2024 and 2025 annual bonuses and any potential transaction or change in control bonuses.

Executive Retention Agreement with Messrs. Ricci and Beaudoin

On December 3, 2025, prior to its Chapter 11 filing, the Company entered into executive retention agreements (each, an “Executive Retention Agreement”) with Mr. Ricci and Mr. Beaudoin. In accordance with each Executive Retention Agreement, Messrs. Ricci and Beaudoin were paid a lump sum retention cash bonus of $850,000 and $400,000, respectively, subject to clawback of the gross amount of the retention bonus if he terminates employment without Good Reason (as defined in each Executive Retention Agreement) or is terminated by the Company for Cause (as defined in each Executive Retention Agreement) prior to the award becoming fully vested. The retention awards will become fully vested and not subject to clawback upon the earliest of December 2, 2026, the date of consummation of a sale of all or substantially all of the assets or a recapitalization or restructuring of all or substantially all of the equity and/or debt of the Company and its subsidiaries, including under Chapter 11 of Title 11 of the United States Code, and the date of a Qualified Termination (as defined in each Executive Retention Agreement), provided that, in the case of a Qualified Termination, the applicable executive executes, delivers and does not revoke a release of claims. Additionally, pursuant to the terms of each Executive Retention Agreement, each executive agreed that he has no further right or entitlement or claims with respect to any potential cash and/or equity awards in connection with the 2024 and 2025 annual bonuses and any potential transaction or change in control bonuses.

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

Perquisites and Other Benefits

We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our executive officers, including our named executive officers, except as generally made available to all our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his duties, to make our executive officers more efficient and effective and for recruitment and retention purposes or where we believe it is vital to the interests of the Company. We previously provided our former CEO, Austin Russell certain personal protection services which are reflected above.

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, the compensation committee has historically granted such awards on a predetermined annual schedule. In fiscal 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

Outstanding Equity Awards at December 31, 2025 Fiscal Year-End

The following table sets forth information regarding each Luminar stock option and unvested Luminar RSU’s held by each of our named executive officers as of December 31, 2025. Under the Company’s Chapter 11 cases filed on December 15, 2025, and pursuant to the terms of the Third Amended Plan, all of the Company’s equity will be canceled for no value.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares Awarded That Have Not Vested (#)	Market Value of Shares Awarded That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Shares, Units of Stock, or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market Value or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Ricci	7/28/2025	—	—	—	—	—	—	273,459	21,877
	7/28/2025	—	—	—	—	—	—	273,460	21,877
	7/28/2025	—	—	—	—	—	—	273,460	21,877
	7/28/2025	—	—	—	—	683,650	54,692	—	—
Thomas Beaudoin	—	—	—	—	—	—	—	—	—
Austin Russell(3)	5/2/2022	—	—	—	—	—	—	—	—
	7/3/2025	—	—	—	—	61,576	4,926	—	—
Thomas J. Fennimore	5/14/2020	122,678	—	25.05	5/13/2030	—	—	—	—

(1)	Market values are based on the closing price of our common stock on the OTC market on December 31, 2025 ($0.08).

(2)	Represents PRSU awards which are eligible to vest, if at all, only upon the achievement of certain milestones.

(3)	Mr. Russell’s stock awards for 2025 reflect Mr. Russell’s RSU grant in connection with his service as a director.

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

Cash Compensation. Each of our non-employee directors, excluding Mmes. Elizabeth Abrams and Patricia Ferrari, receives $12,500 per quarter to serve as a member of our board. Our non-employee directors do not receive per meeting fees. In addition, each chair of our audit committee, compensation & human capital management committee, and nominating & ESG committee, receives $6,250, $5,000, and $2,500 per quarter, respectively, for serving as chair of these committees. The members of our audit committee, compensation & human capital management committee, and nominating & ESG committee who are not the chair of the respective committee, receive $3,125, $2,500, and $1,250 per quarter, respectively, to serve on these committees. Each non-employee director may elect to convert up to 100% of their cash compensation into RSUs” (such election, a “Cash to RSU Election”) as set forth in the Director Compensation Policy.

Mmes. Abrams and Ferrari receive a monthly fee of $50,000 for each month of service and are guaranteed to receive at least 6 months of compensation. Additionally, Mmes. Abrams and Ferrari will receive a payment of $7,500 for each day that they are required to spend more than 4 hours addressing any legal or dispute matters that arise following their service as a director, including but not limited to, participation in depositions, preparation for hearings and participation in mediation or settlement meetings.

Non-employee directors are reimbursed for all reasonable travel and related expenses incurred in connection with attending board and committee meetings.

Equity Compensation. Additionally, non-employee directors, excluding Mmes. Abrams and Ferrari, each receive equity compensation. On the date of each annual meeting of our stockholders, each new and continuing non-employee director is granted RSUs under our Amended and Restated 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), covering shares having a value of $200,000. Each annual RSU award vests in full on the first to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting, subject to the applicable director’s continued service as a member of the board through such vesting date.

In addition, each person who is elected or appointed for the first time to be a director, excluding Mmes. Abrams and Ferrari, will in each case automatically, upon the first practicable date following their initial election or appointment to be a director, be granted RSUs under the 2020 Equity Incentive Plan covering shares having a value of $400,000. Each initial RSU award shall vest in equal annual installments over the three-year period following the grant date, subject to the applicable director’s continued service as a member of the board through each such vesting date.

Each non-employee director, excluding Mmes. Abrams and Ferrari, may elect pursuant to the terms and conditions and within the timeframe prescribed by the Company from time to time to defer all or a portion of the RSUs issuable to them pursuant to the Director Compensation Policy (including pursuant to Cash to RSU Elections) into deferred RSUs that will be distributed (or, in the case of installments, to commence being distributed) as set forth in the Director Compensation Policy from time to time.

The following table sets forth information concerning the compensation of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)	Total ($)
Alec Gores	97,292	186,575	283,867
Matthew J. Simoncini	159,980	186,575	346,555
Elizabeth Abrams (1)	118,333	-	118,333
Patricia Ferrari (1)	81,668	-	81,668
Mary Lou Jepsen, PhD	115,625	186,575	302,200
Katharine A. Martin	120,208	186,575	306,783
Shaun Maguire, PhD	92,557	186,575	279,132
Dominick Schiano	131,723	186,575	318,298
Daniel D. Tempesta	126,619	186,575	313,194

(1) Appointed as a director on November 12, 2025.

(2) The amounts reported in this column reflect the aggregate grant date fair value for financial statement reporting purposes of RSUs granted during the fiscal year ended December 31, 2025, as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). These amounts reflect our accounting expense for these RSUs and do not represent the actual economic value that may be realized by each non-employee director. There can be no assurance that these amounts will ever be realized. Under the Company’s Chapter 11 cases filed on December 15, 2025, and pursuant to the terms of the Third Amended Plan, all of the Company’s equity will be canceled for no value. For information on the assumptions used in valuing these awards, refer to Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

(3) Our non-employee directors who served in 2025 held the following number of unexercised stock options and outstanding unvested RSUs as of December 31, 2025:

Name	Stock Options	RR RSUs
Alec Gores	-	61,576
Matthew J. Simoncini	22,718	61,576
Elizabeth Abrams	-	0
Patricia Ferrari	-	0
Mary Lou Jepsen, PhD	-	61,576
Katharine A. Martin	-	61,576
Shaun Maguire, PhD	-	61,576
Dominick Schiano	-	82,186
Daniel D. Tempesta	-	61,576

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information as to the beneficial ownership of our common stock as of March 10, 2026 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our Class A common stock or Class B common stock;
•	each of our directors and director nominees in this Amendment;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of our common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 10, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The beneficial ownership percentages set forth in the table below are based on 78,530,717 shares of common stock outstanding, comprised of 78,658,139 shares of Class A common stock and 4,872,578 shares of Class B common stock outstanding as of March 10, 2026.

Unless otherwise indicated and subject to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Luminar Technologies, Inc., 151 Gibraltar Court, Sunnyvale, California 94089.

	Class A		Class B
Name and Address of Beneficial Owners	Number of Shares	%	Number of Shares	%	% of Total Voting Power**

Current Directors, Nominees and Named Executive Officers
Paul Ricci	605,517	*	-	-	*
Thomas Beaudoin	-
Elizabeth Abrams	-	*	-	-	*
Alec Gores	347,732	*	-	-	*
Patricia Ferrari	-
Mary Lou Jepsen, PhD	14,932	*	-	-	*
Shaun Maguire, PhD	14,213	*	-	-	*
Katharine A. Martin	15,055	*	-	-	*
Austin Russell	-	*	4,872,578	100%	39.8%
Dominick Schiano	10,571	*	-	-	*
Matthew J. Simoncini	39,239	*	-	-	*
Daniel D. Tempesta	18,860	*	-	-	*
Thomas J. Fennimore(1)	255,015	*	-	-	*
All Directors and Executive Officers as a Group (12 Individuals)	1,066,119	1.4%	4,872,578	100%	40.7%

*Less than one percent.

** Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share.

(1) Mr. Fennimore resigned as Chief Financial Officer of the Company, effective November 13, 2025.

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

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued. The table does not include information with respect to shares subject to outstanding awards granted under the Legacy Luminar Stock Plan, which was assumed by us in connection with the Business Combination.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and vesting of RSAs and RSUs		Weighted-average exercise price of outstanding options and warrants		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,753,087		$22	(1)	3,758,999
Equity compensation plans not approved by security holders	—	(1)	—		—
Total	2,753,087				3,758,999

(1) Outstanding awards of RSUs have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Independence of Directors

Our board of directors has determined that none of the members of our board of directors other than Mr. Ricci, our Chief Executive Officer, and Mr. Russell, who served as our Chief Executive Officer until May 14, 2025, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Elizabeth Abrams, Patricia Ferrari, Shaun Maguire, PhD, Katharine A. Martin, Mary Lou Jepsen, PhD, Alec E. Gores, Dominick Schiano, Matthew J. Simoncini, and Daniel D. Tempesta is “independent” as that term is defined under the rules of the Nasdaq Stock Market (“Nasdaq”). Our board of directors has also determined that all members of our audit committee, compensation & human capital management committee and nominating & ESG committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the executive officer and director compensation arrangements discussed above, the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:

•	we, have been or are to be a participant;
•	the amounts involved exceeded or exceeds $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

From time to time, we may have employees who are related to our executive officers or directors. Michael Russell, the father of Austin Russell, our current director and the former President and Chief Executive Officer of the Company, has served as Chief (Facilities) and Head of Corporate Real Estate and Facilities of the Company from January 1, 2024 to present]. Prior to this role, Michael Russell served as an advisor at the Company from 2020 to December 2023. In 2024, Michael Russell received an annual salary of $225,000 with an equity award of $1,500,000 in Company’s common stock, vesting over four years at the rate of 25% of the total number of equity award shares. In 2025, Michael Russell received an annual salary of $225,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees and Services

The following tables present the aggregate fees billed by KPMG LLP ("KPMG") for the year ended December 31, 2025 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2025
	2025	2024
Audit Fees(1)	$1,144	$2,122
Audit-Related Fees(2)	-	454
Tax Fees	-	9
All Other Fees(3)	-	2
Total	$1,144	$2,587

(1) Represents fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the independent auditor reasonably can provide, such as consent and assistance with the review of our SEC filings.

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

All of the services listed in the table above provided by Deloitte and KPMG were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Form 10-K.

2.	Financial Statement Schedules. None.

3.	Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit/Ap pendix Reference	Filing Date	Filed Herewith

2.1+	Stock Purchase Agreement, dated December 15, 2025, by and among Luminar Technologies, Inc., LSI Semiconductor, Inc. and Quantum Computing Inc.	8-K/A	001-38791	10.1	12/15/25

2.2+	Purchase Agreement by and between Luminar Technologies, Inc. and MicroVision, Inc., dated January 26, 2026.	8-K	001-38791	10.1	01/28/26

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K/A	001-38791	3.1	12/8/20

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	10-K	001-38791	3.2	02/28/24

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38791	3.1	11/22/24

3.4	Amended and Restated By-Laws of the Company (as amended on August 28, 2024).	8-K	001-38791	3.1	08/30/24

3.5	Certificate of Designations of Series A Preferred Stock of Luminar Technologies, Inc., filed with the Secretary of State of the State of Delaware and effective May 22, 2025.	8-K	001-38791	3.1	05/22/25

4.1	Specimen Class A Common Stock Certificate.	8-K/A	001-38791	4.1	12/8/20

4.2	Warrant Agreement, dated January 31, 2019, between Continental Stock Transfer & Trust Company and Gores Metropoulos, Inc.	8-K/A	001-38791	4.2	12/8/20

4.3	Specimen Warrant Certificate.	8-K/A	001-38791	4.3	12/8/20

4.4	Description of Securities.	10-K	001-38791	4.4	03/28/25

4.5	Indenture, dated as of December 17, 2021, by and between the Company and U.S. Bank National Association, as trustee (1.25% Convertible Senior Notes due 2026).	8-K	001-38791	4.1	12/17/21

4.6	Amended Warrant Agreement, dated January 11, 2022, by and among the Company, Continental Stock Transfer & Trust Company, and American Stock Transfer & Trust Company.	10-K	001-38791	4.7	03/1/22

4.7	First Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (Floating Rate Senior Secured Notes due 2028).	10-Q	001-38791	4.1	08/8/24

4.8	Second Lien Indenture, dated August 8, 2024, by and between the Company and GLAS Trust Company LLC, as trustee (9.0% Convertible Second Lien Senior Secured Notes due 2030 and 11.5% Convertible Second Lien Senior Secured Notes due 2030).	10-Q	001-38791	4.2	08/8/24

10.1	Amended and Restated Registration Rights Agreement, dated as of December 2, 2020, by and among the Company, Gores Metropoulos Sponsor LLC and certain other parties.	8-K/A	001-38791	10.1	12/8/20

10.2	Form of Indemnification Agreement.	8-K/A	001-38791	10.5	12/8/20

10.3	Financing Agreement, dated as of February 28, 2023, between the Company and Virtu Americas LLC.	10-K	001-38791	10.4	02/28/23

10.4†	Luminar Technologies, Inc. Management Longer Term Equity Incentive Plan.	8-K/A	001-38791	10.6	12/8/20

10.5†	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan.	DEF14A	001-38791	B	04/25/24

10.6†	Luminar Technologies, Inc. 2020 Employee Stock Purchase Plan.	8-K/A	001-38791	10.8	12/8/20

10.7†	Luminar Technologies, Inc. Amended and Restated 2015 Stock Plan.	8-K/A	001-38791	10.9	12/8/20

10.8	Voting Agreement, dated August 24, 2020, by and between Luminar Technologies, Inc. (f/k/a Gores Metropoulos, Inc.) and Austin Russell.	S-4/A	333-24878	Annex G	10/23/20

10.9†	Luminar Technologies, Inc. Amended and Restated Director Compensation Policy.	10-Q	001-38791	10.1	11/9/23

10.10†	Luminar Technologies, Inc. Executive Incentive Bonus Plan.	8-K	001-38791	10.1	06/9/23

10.11	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.	10-K	001-38791	10.20	02/28/24

10.12	Non-Recourse Loan and Securities Pledge Agreement, dated as of February 23, 2024, by and between The St. James Bank & Trust Company Ltd. and the Company.	10-K	001-38791	10.21	02/28/24

10.13	Financing Agreement, dated May 3, 2024, by and between the Company and Virtu Americas LLC.	S-3ASR	33-279118	1.3	05/3/24

10.14	Form of Exchange Agreement, dated August 6, 2024, by and between the Company and the Holders.	10-Q	001-38791	10.3	08/8/24

10.15	Form of Purchase Agreement, dated August 6, 2024, by and between the Company and the Purchasers.	10-Q	001-38791	10.4	08/8/24

10.16†	Offer Letter by and between Luminar Technologies, Inc. and Thomas J. Fennimore dated April 3, 2020.	S-1/A	333-251657	10.13	01/13/21

10.17†	Executive Compensation Letter Agreement, dated November 7, 2023, between Thomas Fennimore and the Company	10-K	001-38791	10.18	02/28/24

10.18†	Amendment to Executive Compensation Letter Agreement, dated March 27, 2025, between Tom Fennimore and the Company.	10-K	001-38791	10.24	03/28/25

10.19	Financing Agreement, dated as of February 28, 2023, between the Company and Virtu Americas LLC.	10-K	001-38791	10.4	02/28/23

10.20†	Amendment to Executive Compensation Letter Agreement, dated March 27, 2025, between Tom Fennimore and the Company.	10-K	001-38791	10.24	03/28/25

10.21	Form of Securities Exchange Agreement	10-Q	001-38791	10.4	08/13/25

10.22*^	Securities Purchase Agreement, dated May 19, 2025, by and among Luminar Technologies, Inc. and the investors signatory thereto.	8-K	001-38791	10.1	05/21/25

10.23†	Employment Agreement, dated May 26, 2025, by and between Luminar Technologies, Inc. and Paul Ricci.	8-K/A	001-38791	10.1	05/27/25

10.24	Luminar Technologies, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement of Luminar Technologies, Inc. on Schedule 14A filed with the Securities and Exchange Commission on June 6, 2025).	8-K	001-38791	10.1	07/08/25

10.25†	Employment Agreement, by and among Luminar Technologies, Inc. and Thomas Beaudoin.	8-K	001-38791	10.3	11/13/25

10.26†	Form of Executive Retention Agreement					X

10.27	First Lean Transaction Support and Forbearance Agreements, dated as of December 15, 2025, by and among Luminar Technologies, Inc., the Subsidiary Guarantors party hereto, and each holder or beneficial owner of Floating Rate First Lien Senior Secured Notes due 2028 party thereto.	8-K/A	001-38791	10.2	12/15/25

10.28	Second Lean Transaction Support and Forbearance Agreements, dated as of December 15, 2025, by and among Luminar Technologies, Inc., the Subsidiary Guarantors party hereto, and each holder or beneficial owner of 9.0% Convertible Second Lien Senior Secured Notes due 2030 and 11.5% Convertible Second Lien Senior Secured Notes due 2030 party thereto.	8-K/A	001-38791	10.3	12/15/25

16.1	Letter from Deloitte & Touche LLP, dated March 31, 2025	8-K	001-38791	16.1	04/01/25

19.1	Luminar Technologies, Inc. Insider Trading Policy	10-K	001-38791	19.1	03/28/25

21.1	List of Subsidiaries.					X

24.1	Power of Attorney (included on signature page).					X

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
						X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Luminar Technologies, Inc. Compensation Recovery Policy.	10-K	001-38791	97.1	02/28/24

99.1	Third Amended Chapter 11 Plan of Liquidation of Luminar Technologies, Inc. and its Affiliated Debtors, dated February 18, 2026.	8-K	001-38792	99.1	02/25/26

99.2	Disclosure Statement for Third Amended Chapter 11 Plan of Liquidation of Luminary Technologies, Inc. and its Affiliated Debtors, dated February 18, 2026.	8-K	001-38792	99.2	02/25/26

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document .					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

+ Schedules have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

* Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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
Luminar Technologies, Inc.

Date: March 26, 2026	By:	/s/ Thomas Beaudoin
Thomas Beaudoin
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY.

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Paul Ricci and Thomas Beaudoin, and each of them, severally, as his or her true and lawful attorneys-in-fact and agents with the power to act, with or without the other, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Company, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Ricci	Chief Executive Officer	March 26, 2026
Paul Ricci	(Principal Executive Officer)

/s/ Thomas Beaudoin	Chief Financial Officer	March 26, 2026
Thomas Beaudoin	(Principal Financial and Accounting Officer)

	Director	March 26, 2026
Austin Russell

/s/ Elizabeth Abrams	Director	March 26, 2026
Elizabeth Abrams

/s/ Patricia Ferrari	Director	March 26, 2026
Patricia Ferrari

/s/ Alec E. Gores	Director	March 26, 2026
Alec E. Gores

/s/ Mary Lou Jepsen, PhD	Director	March 26, 2026
Mary Lou Jepsen, PhD

/s/ Shaun Maguire, PhD	Director	March 26, 2026
Shaun Maguire, PhD

/s/ Katharine A. Martin	Director	March 26, 2026
Katharine A. Martin

/s/ Dominick Schiano	Director	March 26, 2026
Dominick Schiano

/s/ Matthew J. Simoncini	Director	March 26, 2026
Matthew J. Simoncini

/s/ Daniel D. Tempesta	Director	March 26, 2026
Daniel D. Tempesta